Form 10QSB
period 2000-03-31
ASWAN INVESTMENTS INC
filed 2000-05-12
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transitionperiod from ______to ______.



         Commission file number: 0-29321
                                 -------


                             ASWAN INVESTMENTS, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




             Nevada                                       87-0643635
             ------                                       ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)





                 1403 East 900 South, Salt Lake City, Utah 84105
                 -----------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (801) 582-9609
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _____ No XX

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 12, 2000 was 6,044,500.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of March 31, 2000...................................4

Unaudited Statement of Operations for the three months ended
March 31, 2000 and the period since Date of Inception to March 31, 2000........5

Unaudited Statement of Cash Flows for the three months ended
March 31, 2000 and the period since Date of Inception to March 31, 2000........6

Notes to Consolidated Unaudited Financial Statements...........................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............8

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Aswan Investments Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited consolidated interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2000, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.









                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                             Aswan Investments, Inc.
                         (A Developmental Stage Company)
                             Unaudited Balance Sheet
                              As of March 31, 2000

                                                                                                       March 31, 2000
                                                                                                        (unaudited)
                                                                                                  ------------------------
ASSETS

      Current Assets - cash                                                                    $                       535
                                                                                                  ------------------------

            Total Current Assets                                                                                       535
                                                                                                  ========================

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:

                  Accounts Payable/Related Parties                                             $                       170
                  Accrued Expenses                                                                                   1,850
                                                                                                  ------------------------

                Total Current Liabilities                                                                            2,020
                                                                                                  ------------------------
      Stockholders' equity

            Preferred stock ($.001 par value, 5,000,000
                 shares authorized; no shares issued and
                 outstanding                                                                                             -
            Common stock ($.001 par value 45,000,000
                 shares authorized; 6,044,500 shares issued and
                 outstanding March 31, 2000                                                                          6,045
            Additional paid in capital                                                                                 338
            Accumulated Deficit                                                                                     (7,868)
                                                                                                  ------------------------

                 Total stockholders' equity                                                                         (1,485)
                                                                                                  ------------------------

TOTAL LIABILITIES AND EQUITY                                                                   $                       535
                                                                                                  ========================



    The accompanying notes are an integral part of these financial statements

                             Aswan Investments, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
                           For The Three Months Ended

                                                                                                       December 7, 1999
                                                                             January 1 to               (inception) to
                                                                            March 31, 2000              March 31, 2000
                                                                        ----------------------      -----------------------

Revenues                                                              $                      -    $                       -
General and Administrative Costs                                                        (6,957)                      (7,868)
                                                                        ----------------------      -----------------------

Net Loss                                                              $                 (6,957)   $                  (7,868)
                                                                        ======================      =======================

Loss per common share-basic and diluted                               $                      -    $                       -
                                                                        ======================      =======================

Weighted average common shares basic and diluted                                     4,987,000                    4,130,000
                                                                        ======================      =======================



    The accompanying notes are an integral part of these financial statements

                             Aswan Investments, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows

                                                                                                           December 7,
                                                                                January 1               1999 (inception)
                                                                                    to                    to March 31,
                                                                              March 31, 2000                  2000
                                                                           --------------------      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

       Net Loss                                                          $               (6,957)   $                 (7,868)
       Adjustments to reconcile Net Loss to Net Cash
       provided by (used in) operations:
             Stock compensation expense                                                   5,007                       5,007
             Decrease in stock subscription receivable                                      465                         465
             Increase in accounts payable and accrued expenses                            2,020                       2,020

       Net cash provided by (used in ) Operating Activities                                 535                        (376)
                                                                           --------------------      ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

       Issuance of common stock                                                               -                         910
                                                                           --------------------      ----------------------

NET CASH INCREASE FOR PERIOD                                                                535                         535
                                                                           --------------------      ----------------------

CASH, BEGINNING OF PERIOD                                                                     -                           -
                                                                           --------------------      ----------------------

CASH, END OF PERIOD                                                      $                  535    $                    535
                                                                           ====================      ======================














    The accompanying notes are an integral part of these financial statements

                             ASWAN INVESTMENTS, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 2000

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's initial registration statement on Form 10-SB, filed with the Securities and Exchange Commission on February 3, 2000. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2000.

2.  Year 2000 Compliance

As of May 12, 2000 the Company has not had or become aware of any significant problems associated with Year 2000 issues.

3.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's initial registration statement on Form 10-SB, filed with the Securities and Exchange Commission on February 3, 2000. Therefore, those footnotes are included herein by reference.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the second quarter of 2000, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10- QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of May, 2000.

ASWAN INVESTMENTS, INC.


Signature                                               Date
---------                                               ----

/s/  Ruairidh Campbell                                  May 12, 2000
--------------------------
Ruairidh Campbell
President and Director

                                INDEX TO EXHIBITS

EXHIBIT     PAGE
NO.         NO.     DESCRIPTION
-------     ----    -----------

3(i)        *       Articles  of  Incorporation  of  the  Company  (incorporated herein by reference  from Exhibit No. 3(i) of the  Company's
                    Form  10-SB  as  filed  with  the  Securities  and  Exchange
                    Commission on February 3, 2000).

3(ii)       *       Bylaws of the Company,  as amended  (incorporated  herein by reference  from Exhibit 3(ii) of the Company's Form 10-SB as
                    filed  with  the  Securities  and  Exchange   Commission  on
                    February 3, 2000).

27          *       Financial Data Schedule "CE"