Form 10QSB
period 2000-09-30
ASWAN INVESTMENTS INC
filed 2000-11-13
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ .


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

                                Yes XX          No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 9, 2000 was 6,044,500.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of September 30, 2000 ..............................4

Unaudited Statement of Operations for the three and nine
months ended September 30, 2000 and the period from Date of
Inception to September 30, 2000................................................5

Unaudited Statement of Cash Flows for the nine months
ended September 30, 2000 and the period from Date of
Inception to September 30, 2000................................................6

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Aswan Investments, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited consolidated interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2000, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                             Aswan Investments, Inc.
                         (A Developmental Stage Company)
                             Unaudited Balance Sheet
                            As of September 30, 2000

                                                                                                  September 30, 2000
                                                                                                     (unaudited)
                                                                                                  ----------------
ASSETS
      Current Assets - cash                                                                    $               575
                                                                                                  ----------------

            Total Assets                                                                                       575
                                                                                                  ================

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
                  Accounts Payable/Related Parties                                             $             2,000
                  Accrued Expenses                                                                           2,642
                                                                                                  ----------------
            Total Current Liabilities
                Total Current Liabilities                                                                    4,642

      Stockholders' equity
            Preferred stock ($.001 par value, 5,000,000
                 shares authorized; no shares issued and
                 outstanding                                                                                     -
            Common stock ($.001 par value 45,000,000
                 shares authorized; 6,044,500 shares issued and
                 outstanding September 30, 2000                                                              6,045
            Additional paid in capital                                                                         337
            Accumulated Deficit                                                                            (10,449)
                                                                                                  ----------------
                 Total stockholders' equity                                                                 (4,067)
                                                                                                  ----------------
TOTAL LIABILITIES AND EQUITY                                                                   $               575
                                                                                                  ================




    The accompanying notes are an integral part of these financial statements

                             Aswan Investments, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations


                                                             Three Months             Nine Months              December 7, 1999
                                                                 Ended                   Ended                  (inception) to
                                                             September 30,           September 30,              September 30,
                                                                 2000                     2000                       2000
                                                          -------------------      ------------------       ----------------------
Revenues                                               $                    -   $                   -    $                       -
General and Administrative Costs                                       (2,237)                 (9,539)                     (10,449)
                                                          -------------------      ------------------       ----------------------

Net Loss                                               $               (2,237)  $              (9,539)   $                 (10,449)
                                                          ===================      ==================       ======================
Loss per common share-basic and diluted                $                    -   $                   -    $                       -
                                                          ===================      ==================       ======================
Weighted average common shares basic and
diluted                                                             6,044,000               5,740,000                    5,154,000
                                                          ===================      ==================       ======================



    The accompanying notes are an integral part of these financial statements

                             Aswan Investments, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows


                                                                               Nine Months                 December 7,
                                                                                  Ended                 1999 (inception)
                                                                              September 30,             to September 30,
                                                                                   2000                       2000
                                                                           --------------------      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Loss                                                          $               (9,539)   $                (10,449)
       Adjustments to reconcile Net Loss to Net Cash
          (used in) operations:
             Common stock issued for services                                             5,007                       5,007
             Increase in accounts payable and accrued expenses                            2,642                       2,642
                                                                           --------------------      ----------------------
       Net cash provided by (used in ) Operating Activities                              (1,890)                     (2,800)
                                                                           --------------------      ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES                                                          -                           -
                                                                           --------------------      ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Issuance of common stock                                                               -                         910
       Decrease in stock subscription receivable                                            465                         465
       Increase in related party payable                                                  2,000                       2,000
                                                                           --------------------      ----------------------
       Net cash Provided (used) by Financing Activities                                   2,465                       3,375
                                                                           --------------------      ----------------------
NET CASH INCREASE FOR PERIOD                                                                575                         575
                                                                           --------------------      ----------------------
CASH, BEGINNING OF PERIOD                                                                     -                           -
                                                                           --------------------      ----------------------
CASH, END OF PERIOD                                                      $                  575    $                    575
                                                                           ====================      ======================







   The accompanying notes are an integral part of these financial statements.

                             ASWAN INVESTMENTS, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2000


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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the fourth quarter of 2000, but there can be no assurance that this expectation will be fully realized.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 9th day of November, 2000.




ASWAN INVESTMENTS, INC.



/s/  Ruairidh Campbell                                  November 9, 2000
---------------------------
Ruairidh Campbell
President and Director

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

27          11      Financial Data Schedule "CE"