Form 10QSB
period 2001-06-30
ASWAN INVESTMENTS INC
filed 2001-08-14
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended June 30, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from              to               .
                                            ------------    --------------


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

           Yes XX        No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 6, 2001 was 6,564,500.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of June 30, 2001....................................4

Unaudited Statement of Operations for the three and six months ended June 30,
2001 and 2000 and the period since Date of Inception to June 30, 2001..........5

Unaudited Statement of Cash Flows for the six months ended June 30, 2001 and
 2000 and the period since Date of Inception to June 30, 2001..................7

Notes to Unaudited Financial Statements........................................8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............9

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................9

SIGNATURES....................................................................10

INDEX TO EXHIBITS.............................................................11












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Aswan Investments, Inc., a Nevada corporation, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of June 30, 2001, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet, and comparable periods from the preceding year, and the period since inception are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.









                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                             Aswan Investments, Inc.
                         (A Developmental Stage Company)
                             Unaudited Balance Sheet
                               As of June 30, 2001
                                                                  June 30, 2001
                                                                   (unaudited)
                                                            ----------------

ASSETS
      Current Assets - cash                               $               99
                                                            ----------------

            Total Assets                                                  99

                                                            ----------------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
                  Accounts Payable                        $            2,200
                  Accounts Payable/Related Parties                     2,500
                                                            ----------------
            Total Current Liabilities

                Total Current Liabilities                              4,700

      Stockholders' equity
            Preferred stock ($.001 par value,
                 5,000,000 shares authorized;
                 no shares issued and outstanding                          -
            Common stock ($.001 par value
                 45,000,000 shares authorized;
                 6,564,500 shares issued and
                 outstanding June 30, 2001                             6,565
            Additional paid in capital                                 2,817
            Retained Earnings                                        (13,983)
                                                            ----------------

                 Total stockholders' equity                           (4,601)
                                                            ----------------

TOTAL LIABILITIES AND EQUITY                              $               99
                                                            ----------------

                                                            ----------------


    The accompanying notes are an integral part of these financial statements

                             Aswan Investments, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
                For the Three Months Ended June 30, 2001 and 2000
                                       and
         For the period of Inception (December 7, 1999) to June 30, 2001

                                                                                         Three
                                                             Three Months               Months                December 7, 1999
                                                                 Ended                   Ended                 (inception) to
                                                             June 30, 2001           June 30, 2000             June 30, 2000
                                                          -------------------      -----------------       ----------------------
Revenues                                               $                    -   $                  -    $                       -
General and Administrative Costs                                       (2,662)                  (400)                     (13,983)
                                                          -------------------      -----------------       ----------------------

Net Loss                                               $               (2,662)  $               (400)   $                 (13,983)
                                                          ===================      =================       ======================

Loss per common share-basic and diluted                $                    -   $                  -    $                       -
                                                          ===================      =================       ======================
Weighted average common shares basic and
diluted                                                             6,563,000              5,740,000                    5,154,000
                                                          ===================      =================       ======================



    The accompanying notes are an integral part of these financial statements

                             Aswan Investments, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
                 For the Six Months Ended June 30, 2001 and 2000

                                                                         Six Months                    Six Months
                                                                            Ended                        Ended
                                                                        June 30, 2001                June 30, 2000
                                                                    ---------------------         --------------------
Revenues                                                      $                         -    $                       -
General and Administrative Costs                                                   (2,942)                      (7,357)
                                                                    ---------------------         --------------------

Net Loss                                                      $                    (2,942)   $                  (7,357)
                                                                    =====================         ====================

Loss per common share-basic and diluted                       $                         -    $                       -
                                                                    =====================         ====================

Weighted average common shares basic and diluted                                6,563,000                    5,740,000


                             Aswan Investments, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
                 For The Six Months Ended June 30, 2001 and 2000
            and December 7, 1999 (Date of Inception) to June 30, 2001

                                                                                                                  December 7,
                                                                          Six Months          Six Months             1999
                                                                            Ended           Ended June 30,      (inception) to
                                                                        June 30, 2001            2000           June 30, 2001
                                                                      ------------------ -------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                        $            (2,942)               (7,357)           (13,983)
    Adjustments to reconcile Net Loss to Net Cash provided by (used in)
    operations:
         Stock compensation expense                                                    -                5,007              5,007
         Decrease in stock subscription receivable                                     -                  465         -
         Increase in accounts payable and accrued expenses                         (530)                2,420              2,200
                                                                      ------------------ -------------------- ------------------
    Net cash provided by (used in ) Operating
    Activities                                                                   (3,472)                  535             (6,776)
                                                                      ------------------ -------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                   -                    -                  -
                                                                      ------------------ -------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in related party receivables                                              -                    -              2,500
    Decrease in Stock subscription receivable                                          -                    -                465
    Issuance of common stock for cash                                             3,000                     -              3,910
                                                                      ------------------ -------------------- ------------------
Net cash provided by Financing Activities                                         3,000                     -              6,875
                                                                                                            -
NET CASH INCREASE (DECREASE) FOR
PERIOD                                                                             (472)                  535                 99

CASH, BEGINNING OF PERIOD                                                           571                     -                  -

CASH, END OF PERIOD                                                 $                99                   535                 99
                                                                      ================== ==================== ==================

                             ASWAN INVESTMENTS, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2001


1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's financial statements filed on Form 10-KSB, filed with the Securities and Exchange Commission on April 2, 2001. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2001.

2.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission on April 2, 2001. Therefore, those footnotes are included herein by reference.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year of 2001, but there can be no assurance that this expectation will be fully realized.

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of August, 2001.




ASWAN INVESTMENTS, INC.



     s/ Ruairidh Campbell                            August 13 2001
--------------------------------------
Ruairidh Campbell
President and Director

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