Form 10QSB
period 2002-03-31
ASWAN INVESTMENTS INC
filed 2002-05-08
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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

                                Yes   XX       No
                                    ------        ------

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 2, 2002 was 6,564,500.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of March 31, 2002

Unaudited Statement of Operations for the three months ended March 31, 2002 and
2001 and the period since Date of Inception to March 31, 2002..................5

Unaudited Statement of Cash Flows for the three months ended March 31, 2002 and
2001 and the period since Date of Inception to March 31, 2002..................6

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Aswan Investments Inc., a Nevada corporation, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                             Aswan Investments, Inc.
                         (A Developmental Stage Company)
                             Unaudited Balance Sheet
                              As of March 31, 2002
                                                                  March 31, 2002
                                                                    (unaudited)
                                                                     ---------

ASSETS
      Current Assets - cash                                          $      50
                                                                     ---------

            Total Current Assets                                            50

                                                                     ---------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
                  Accounts Payable/Related Parties                   $   2,500
                  Accounts Payable                                       5,632
                                                                     ---------

            Total Current Liabilities

                Total Current Liabilities                                8,132

      Stockholders' equity
            Preferred stock ($.001 par value, 5,000,000
                 shares authorized; no shares issued and
                 outstanding                                                 -
            Common stock ($.001 par value 45,000,000
                 shares authorized; 6,564,500 shares issued and
                 outstanding March 31, 2002                              6,565
            Additional paid in capital                                   2,817
            Accumulated Deficit                                       (17,464)
                                                                     ---------

                 Total stockholders' equity (deficit)                  (8,082)
                                                                     ---------

TOTAL LIABILITIES AND EQUITY                                         $      50
                                                                     ---------

                                                                     ---------


    The accompanying notes are an integral part of these financial statements

                             Aswan Investments, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
               For The Three Months Ended March 31, 2002 and 2001
                                       and
        For the period of Inception (December 7, 1999) to March 31, 2002




                                                                       Three          December
                                                   Three months        months         7, 1999
                                                      ended            ended        (inception)
                                                     March 31,        March 31,      to March
                                                      2002              2001         31, 2002
                                                  ------------      -----------      ---------

Revenues                                          $          -      $         -      $       -
General and Administrative Costs                         2,558              280         17,494
                                                  ------------      -----------      ---------

Net Loss                                               (2,558)            (280)       (17,494)
                                                  ------------      -----------      ---------


Loss per common share-basic and diluted           $          -      $         -

                                                  ------------      -----------

Weighted average common shares basic and
diluted                                              6,564,500        6,044,000
                                                  ------------      -----------



                             Aswan Investments, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
               For The Three Months Ended March 31, 2002 and 2001
                                       and
        For the period of Inception (December 7, 1999) to March 31, 2002



                                                               Three           Three          December
                                                               months          months         7, 1999
                                                               ended           ended        (inception)
                                                              March 31,        March          to March
                                                                2002         31, 2001        31, 2002
                                                             ----------      ---------      ----------

OPERATING ACTIVITIES
       Net Loss                                              $  (2,558)       $  (280)      $ (17,464)
       Adjustments to reconcile Net Loss to Net
       Cash
       provided by (used in) operations:
             Stock compensation expense                               -              -           5,007
             Increase (decrease) in accounts payable              2,543          (350)           5,632
                                                             ----------      ---------      ----------

       Net cash provided by (used in) Operating
       Activities                                                  (15)          (630)         (6,825)
                                                             ----------      ---------      ----------

CASH FLOWS FROM INVESTING
ACTIVITIES                                                            -              -

CASH FLOWS FROM FINANCING
ACTIVITIES
       Increase in related party receivable                           -              -           2,500
       Decrease in stock subscription receivable                      -              -             465
       Issuance of common stock                                       -          3,000           3,910
                                                             ----------      ---------      ----------
       Net cash provided by Financing Activities                      -          3,000           6,875

NET CASH INCREASE (DECREASE)                                       (15)          2,370              50
                                                             ----------      ---------      ----------

CASH, BEGINNING OF PERIOD                                            65            571               0
                                                             ----------      ---------      ----------

CASH, END OF PERIOD                                          $       50      $   2,941      $       50


                             Aswan Investments, Inc.
                         (A Developmental Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2002


1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2001, filed with the
Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2002.

2.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the current fiscal year, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

PART II

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 8th day of May, 2002.




ASWAN INVESTMENTS, INC.


  /s/  Ruairidh Campbell                                  May 8, 2002
------------------------------------------------          --------------------
Ruairidh Campbell
President, Chief Financial Officer, and Director          Date

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

3(ii)             *                 Bylaws of the Company, (incorporated
                                    herein by reference from Exhibit 3(ii) of the Company's Form 10-SB as filed with the Securities and Exchange Commission on
                                    February 3, 2000).