Form 10QSB
period 2002-06-30
ASWAN INVESTMENTS INC
filed 2002-07-19
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

   [  ]       Transition report under Section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the transition period from      to     .
                                                                 -----    -----


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

                             Yes XX     No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of July 16, 2002 was 6,564,500.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of June 30, 2002....................................4

Unaudited Statement of Operations for the three and six months ended June 30,
2002 and 2001 and the period since Date of Inception to June 30, 2002..........5

Unaudited Statement of Cash Flows for the six months ended June 30, 2002 and
2001 and the period since Date of Inception to June 30, 2002...................7

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................9

SIGNATURES....................................................................10

INDEX TO EXHIBITS.............................................................11












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Aswan Investments, Inc., a Nevada corporation, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of June 30, 2002, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet, and comparable periods from the preceding year, and the period since inception are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                             Aswan Investments, Inc.
                         (A Developmental Stage Company)
                             Unaudited Balance Sheet
                               As of June 30, 2002
                                                                 June 30, 2002
                                                                  (unaudited)
                                                                    --------

ASSETS
      Current Assets - cash                                        $      35
                                                                    --------

            Total Assets                                                  35

                                                                    --------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
                  Accounts Payable                                 $   6,077
                  Accounts Payable/Related Parties                     2,500
                                                                    --------
            Total Current Liabilities

                Total Current Liabilities                              8,577

  Stockholders' equity
    Preferred stock ($.001 par value, 5,000,000 shares authorized;
         no shares issued and outstanding
    Common stock ($.001 par value 45,000,000 shares authorized;
         6,564,500 shares issued and outstanding June 30, 2002         6,565
    Additional paid in capital                                         2,817
    Accumulated Deficit                                              (17,924)
                                                                    --------

                 Total stockholders' equity                           (8,542)
                                                                    --------

TOTAL LIABILITIES AND DEFICIT                                      $      35
                                                                    --------



    The accompanying notes are an integral part of these financial statements

                             Aswan Investments, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
                For the Three Months Ended June 30, 2002 and 2001
                                       and
         For the period of Inception (December 7, 1999) to June 30, 2002

                                                                                                              December 7,
                                                           Three Months             Three Months           1999 (inception)
                                                              Ended                    Ended                      to
                                                           June 30, 2002           June 30, 2001             June 30, 2001
                                                        ------------------       ------------------      ---------------------
Revenues                                             $                   -    $                   -    $                     -
General and Administrative Costs                                       460                    2,662                     17,954
                                                        ------------------       ------------------      ---------------------
                                                                      (460)                  (2,662)                   (17,954)
Income Tax Expense                                                       -                        -                          -
                                                        ------------------       ------------------      ---------------------
Net Loss                                             $                (460)    $             (2,662)    $              (17,954)

                                                        ------------------       ------------------      ---------------------

Loss per common share - basic and diluted            $                0.00    $                0.00

                                                        ------------------       ------------------

Weighted average common shares - basic
and diluted                                                      6,564,500                6,563,000

                                                        ------------------       ------------------



    The accompanying notes are an integral part of these financial statements

                             Aswan Investments, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
                 For the Six Months Ended June 30, 2002 and 2001

                                                                         Six Months                    Six Months
                                                                            Ended                        Ended
                                                                        June 30, 2002                June 30, 2001
                                                                    ---------------------         --------------------
Revenues                                                       $                        -    $                       -
General and Administrative Costs                                                    3,018                        2,942
                                                                    ---------------------         --------------------

Net Loss                                                       $                  (3,018)    $                 (2,942)

                                                                    ---------------------         --------------------

Loss per common share-basic and diluted                        $                     0.00    $                    0.00

                                                                    ---------------------         --------------------

Weighted average common shares - basic and diluted                              6,564,500                    6,563,000


    The accompanying notes are an integral part of these financial statements

                             Aswan Investments, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
                 For The Six Months Ended June 30, 2002 and 2001
            and December 7, 1999 (Date of Inception) to June 30, 2002

                                                                                                                  December 7,
                                                                          Six Months          Six Months             1999
                                                                            Ended               Ended           (inception) to
                                                                        June 30, 2002       June 30, 2001       June 30, 2002
                                                                      ------------------ -------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                        $            (3,018)              (2,942)           (17,924)
    Adjustments to reconcile Net Loss to Net Cash provided
    by (used in) operations:
         Stock compensation expense                                                    -                    -              5,007
         Increase (decrease) in accounts payable and
         accrued expenses                                                          2,988                (530)              6,077
                                                                      ------------------ -------------------- ------------------
    Net cash provided by (used in ) Operating
    Activities                                                                      (30)              (3,472)            (6,840)
                                                                      ------------------ -------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                   -                    -
                                                                      ------------------ -------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in related party receivables                                              -                    -              2,500
    Decrease in Stock subscription receivable                                          -                    -                465
    Issuance of common stock for cash                                                      -            3,000              3,910
                                                                      ------------------ -------------------- ------------------
Net cash provided by Financing Activities                                              -                3,000              6,875

NET CASH INCREASE (DECREASE) FOR
PERIOD                                                                              (30)                (472)                 35

CASH, BEGINNING OF PERIOD                                                             65                  571                  0

CASH, END OF PERIOD                                                 $                 35                   99                 35
                                                                      ================== ==================== ==================

                             ASWAN INVESTMENTS, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2002

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 16th day of July, 2002.




ASWAN INVESTMENTS, INC.



/s/ Ruairidh Campbell                                       July 16, 2002
-----------------------------------------------
Ruairidh Campbell
President, Chief Financial Officer, and Director                Date

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