Form 10QSB
period 2002-09-30
MONTANA MINING CORP
filed 2002-11-08
CIK 1104672


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition
         period from              to               .
                     ------------    --------------


         Commission file number: 0-29321
                                 -------


                              MONTANA MINING CORP.
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





                 1403 East 900 South, Salt Lake City, Utah 84105
                                (Address of principal executive office) (Zip Code)


                                 (801) 582-9609
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value
(the only class of voting stock), as of November 5, 2002 was 6,312,900.





                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.....................................................................................3

Unaudited Balance Sheet as of September 30, 2002................................................................F-1

Unaudited Statement of Operations for the three and nine months ended September 30, 2002 and 2001 and the period since Date of Inception to September 30, 2002................................................F-2-F-3

Unaudited Statement of Cash Flows for the nine months ended September 30, 2002 and 2001 and the period since Date of Inception to September 30, 2002............................................................F-4

Notes to Unaudited Financial Statements...........................................................................4

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION...........................................................................5

                                     PART II

ITEM 2.  CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . .. 6

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . . .. 7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................7

SIGNATURES........................................................................................................8

INDEX TO EXHIBITS.................................................................................................9












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]






                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Montana Mining Corp. (formally known as "Aswan Investments, Inc."), a Nevada corporation, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of September 30, 2002, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet, and comparable periods from the preceding year, and the period since inception are attached hereto as F-1 through F-4 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]













                                                   Montana Mining Corp.
                                             (A Developmental Stage Company)
                                                 Unaudited Balance Sheet
                                                 As of September 30, 2002
                                                                                                     September 30, 2002
                                                                                                        (unaudited)
                                                                                                  ------------------------

ASSETS
      Current Assets - cash                                                                    $                    13,702
       Certificate of Deposit                                                                                       70,000
                                                                                                  ------------------------
          Total Current Assets                                                                                      83,702
       Fixed Assets
          Option Purchase Agreement                                                                                 15,000
                                                                                                  ------------------------
            Total Assets                                                                                            98,702

                                                                                                  ------------------------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
                  Accounts Payable                                                             $                     6,752
                  Accounts Payable/Related Parties                                                                   2,500
                                                                                                  ------------------------
            Total Current Liabilities
                Total Current Liabilities                                                                            9,252

      Stockholders' equity
            Preferred stock ($.001 par value), 5,000,000 shares authorized;
                 no shares issued and outstanding                                                                        -
            Common stock ($.001 par value) 45,000,000 shares authorized;
            6,312,900 shares issued and outstanding September 30, 2002                                               6,313
            Additional paid in capital                                                                             103,069
            Accumulated Deficit                                                                                    (19,932)
                                                                                                  ------------------------

                 Total stockholders' equity                                                                         89,450
                                                                                                  ------------------------

TOTAL LIABILITIES AND DEFICIT                                                                  $                    98,702
                                                                                                  ------------------------

                                                                                                  ------------------------


    The accompanying notes are an integral part of these financial statements





















                                                     Montana Mining Corp.
                                               (A Developmental Stage Company)
                                              Unaudited Statements of Operations
                                    For the Three Months Ended September 30, 2002 and 2001
                                                             and
                             For the period of Inception (December 7, 1999) to September 30, 2002
                                                                                                              December 7,
                                                           Three Months             Three Months           1999 (inception)
                                                              Ended                    Ended                      to
                                                           September 30,           September 30,             September 30,
                                                               2002                     2001                     2002
                                                        ------------------       ------------------      ---------------------

Revenues                                             $                   -    $                   -    $                     -
General and Administrative Costs                                     2,008                      357                     19,932
                                                        ------------------       ------------------      ---------------------

Income Tax Expense                                                       -                        -                          -
                                                        ------------------       ------------------      ---------------------

Net Loss                                             $             (2,008)                    (357)                   (19,932)

                                                        ------------------       ------------------      ---------------------

Loss per common share - basic and diluted            $                0.00                     0.00

                                                        ------------------       ------------------

Weighted average common shares - basic                           3,215,000                6,565,000
and diluted



                     The accompanying notes are an integral part of these financial statements
































                              Montana Mining Corp.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
              For the Nine Months Ended September 30, 2002 and 2001
                                                                         Nine Months                  Nine Months
                                                                            Ended                        Ended
                                                                        September 30,                September 30,
                                                                            2002                          2001
                                                                    ---------------------         --------------------

Revenues                                                       $                        -    $                       -
General and Administrative Costs                                                    5,026                        3,299
                                                                    ---------------------         --------------------

Net Loss                                                       $                  (5,026)                      (3,299)

                                                                    ---------------------         --------------------

Loss per common share-basic and diluted                        $                     0.00                         0.00

                                                                    ---------------------         --------------------

Weighted average common shares - basic and diluted                              1,954,000                    6,305,000


    The accompanying notes are an integral part of these financial statements









                                                      Montana Mining Corp.
                                                (A Developmental Stage Company)
                                               Unaudited Statements of Cash Flows
                                     For The Nine Months Ended September 30, 2002 and 2001
                                 and December 7, 1999 (Date of Inception) to September 30, 2002

                                                                                                                  December 7,
                                                                         Nine Months         Nine Months             1999
                                                                            Ended               Ended           (inception) to
                                                                          September         September 30,         September
                                                                           30, 2002              2001              30, 2002
                                                                      ------------------ -------------------- ------------------

                                                                      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                        $            (5,026)              (3,299)           (19,932)
    Adjustments to reconcile Net Loss to Net Cash provided by (used in)
    operations:
         Stock compensation expense                                                    -                    -              5,007
         Increase (decrease) in accounts payable and
         accrued expenses                                                          3,663                (191)              6,752
                                                                      ------------------ -------------------- ------------------
    Net cash provided by (used in ) Operating
    Activities                                                                   (1,363)              (3,490)            (8,173)
                                                                      ------------------ -------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Option Purchase Agreement                                                (15,000)                    -           (15,000)
                                                                      ------------------ -------------------- ------------------
    Net cash provided (used in) Investing Activities                            (15,000)                    -           (15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in related party receivables                                                                   -              2,500
    Decrease in stock subscription receivable                                                               -                465
    Issuance of common stock for cash                                            100,000                3,000            103,910
                                                                      ------------------ -------------------- ------------------
Net cash provided by Financing Activities                                        100,000                3,000            106,875

NET CASH INCREASE (DECREASE) FOR
PERIOD                                                                            83,637                (490)             83,702

CASH, BEGINNING OF PERIOD                                                             65                  571                  -

CASH, END OF PERIOD                                                 $             83,702                   81             83,702
                                                                      ================== ==================== ==================







                              MONTANA MINING CORP.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2002

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

3.  Reverse common stock split

Effective July 17, 2002, the Company approved a 1-for-5 reverse common stock split. All common share amounts and per share information have been retroactively adjusted to reflect this common stock split in the accompanying financial statements.







ITEM 2.       MANAGEMENT'S PLAN OF OPERATION

Plan of Operation

General

The Company holds an option to explore, identify and develop a gold, silver and other precious metals property located in the vicinity of the city of Helena, Montana, known as the Dobler Mine property. The Dobler Mine property has a history of the limited production precious metals that indicates a potential for new economically feasible recoveries.

On July 19, 2002, the Company entered into an option purchase agreement with Monument Resources, Inc. The option purchase agreement grants to the Company the exclusive right to acquire a 100% fee simple interest in Dobler Mine property and mineral rights on surrounding property subject to a net smelter royalty of 3% in consideration of certain option payments, exploration expenditures and a purchase payment to be satisfied over the next two years. The Company satisfied the initial option payment of $15,000 on September 1, 2002. The option payments, the determined amount of exploration expenses with the respective performance dates and the purchase payment are as follows:

         Option Payments                    Amount            Due Date
         ---------------                    ------            --------
         First Option                       $15,000           September 1, 2002
         Second Option                      $5,000            September 1, 2003

         Exploration Expenditures           Amount            Due Date
         ------------------------           ------            --------
         Initial Exploration                $30,000           September 1, 2003
         Secondary Exploration              $30,000           September 1, 2004

         Purchase Payment                   Amount            Due Date
         ----------------                   ------            --------
         Purchase Payment                   $200,000          September 1, 2004

Should the Company's exploration expenditures in any given period exceed that minimum amount required by the option purchase agreement, then that amount in excess is to be credited to the following period. The Company is to manage all exploration work to be carried out on the Dobler Mine property.

The Company is yet to begin exploration work on the property and is currently in the process of developing an exploration program that will be designed to determine the economic feasibility of the Dobler Mine property in connection with the recovery of precious metals.

Losses

For the three month period from July 1, 2002 to September 30, 2002, the Company recorded an operating loss of $2,008. For the nine months ended September 30, 2002, the Company recorded an operating loss of $5,026. This lack of profitability is attributable to expenses associated with accounting and administration. The Company did not generate any revenues during this period.
The Company expects to continue to operate at a loss through fiscal 2002 and due to the nature of the Company's business, cannot determine whether it will ever generate revenues from operations.






Capital Expenditures

The Company expended $15,000 related to the option agreement during the nine month period ending September 30, 2002.

Capital Resources and Liquidity

The Company had current assets of $83,702 and total assets of $98,702 as of the quarter ended September 30, 2002. These assets consist of cash on hand of $83,702 and other assets (an option purchase agreement) of $15,000. Net stockholders' equity in the Company was $89,450 at September 30, 2002.

Cash flow used in operating activities was $1,363 for the nine months ending
September 30, 2002. Cash was used during the first nine months on accounting and administrative costs.

The Company has no current commitments or arrangements with respect to, or immediate sources of, additional financing and it is not anticipated that any existing stockholders will provide any portion of future financing. Further, no assurances can be given that any additional financing, when needed, will be available or available on acceptable terms. The inability to obtain additional financing when required would have a material adverse effect on the Company's operations, including requiring it to curtail its plans to explore the Dobler
Mine property.

                                     PART II

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

On August 26, 2002, the Company completed a private placement of 5,000,000 shares of common stock to 27 non-U.S. persons and 10 U.S. persons at a purchase price of $0.02 per share for total cash proceeds of one hundred thousand dollars
($100,000). The Company relied on exemptions provided by Regulation S of the Securities Act, for the issuances to non-U.S. persons and Section 4(2) of the Securities Act, for the issuances to U.S. persons. The offering to U.S. persons was made based on the following factors: (1) the issuances were in isolated private transactions by the Company which did not involve a public offering; (2) there were only ten offerees who were relatives and friends of one of the officers and directors of the Company; (3) the offerees committed to hold the stock for at least one year; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

All stock certificates issued exhibit restrictive legends in accordance with the rules and regulations of the Securities Act.













ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 17, 2002, a majority of the shareholders of the Company comprised of four (4) individuals, constituting approximately ninety seven percent (97%) of the Company's issued and outstanding securities, approved Shareholders Action in Lieu of an Extraordinary Special Meeting of the Shareholders that authorized management to effect a one for five (1-5) reverse split of the Company's common stock with no change to the authorized capital structure or par value of the shares and approved an amendment to the Company's articles of incorporation causing the Company to change its name from "Aswan Investments, Inc." to "Montana Mining, Corp. The reverse split was effected on July 17, 2002 and the name change was effected on August 5, 2002.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.  The Company filed the following report on Form 8-K during the period covered
         -------------------
         by this Form 10-QSB.

         (1)      A Form 8-K was filed with the Securities and Exchange
                  Commission on August 15, 2002 detailing a Shareholders Action in Lieu of an Extraordinary Special Meeting that consented to an amendment to the Company's articles of incorporation and a reverse split of the Company's common stock.





























                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 7th day of November, 2002.



MONTANA MINING CORP.



/s/ Ruairidh Campbell                 Date                      November 7,2002
-----------------------------------------------------------------------
Ruairidh Campbell
President, Chief Financial Officer, and Director

                       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange
Commission on the date hereof, I, Ruairidh Campbell, sole executive officer, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This quarterly report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The financial information contained in this quarterly report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ruairidh Campbell
---------------------------------
Ruairidh Campbell
Sole Executive Officer
November 7, 2002


















                                INDEX TO EXHIBITS

EXHIBIT           PAGE
NO.               NO.               DESCRIPTION
---               ---               -----------

3(i)(a)           *                 Articles of Incorporation of the Company (incorporated herein by reference from
                                    Exhibit No. 3(i) of the Company's Form 10-SB as filed with the Securities and
                                    Exchange Commission on February 3, 2000).

3(i)(b)           10                Articles of Amendment to the Articles of Incorporation of the Company filed with the State of Nevada on August 5, 2002.

3(ii)                               * Bylaws of the Company, (incorporated
                                    herein by reference from Exhibit 3(ii) of the Company's Form 10-SB as filed with the Securities and Exchange Commission on
                                    February 3, 2000).

10(i)             11                Option Purchase Agreement between the Company and Monument Resources,
                                    Inc. dated July 19, 2002 permitting the Company to explore for precious metals on the Dobler Mine property with the option to purchase said property.

































EXHIBIT 3(i)(b)

                              ARTICLES OF AMENDMENT
                                     TO THE
                          ARTICLES OF INCORPORATION OF

                             Aswan Investments, Inc.

Pursuant to Section 78.320 of the Nevada Revised Statutes, the undersigned persons, desiring to amend the Articles of Incorporation of Aswan Investments, Inc., under the laws of the State of Nevada, do hereby sign, verify, and deliver to the Office of the Secretary of State of the State of Nevada this Amendment to the Articles of Incorporation for the above-named company (hereinafter referred to as the "Company"):

Pursuant to the provisions of Section 78.320, the amendment contained herein was duly approved and adopted by a majority of shareholders and by the board of directors of the Company.

FIRST: The Articles of Incorporation of the Corporation were first filed and approved by the Office of the Secretary of State of the State of Nevada on December 10, 1999.

SECOND: The following amendment to change the name of the Corporation to Montana Mining
Corp., was adopted by 6,520,000 shares, or 97 %, of the 6,564,500 issued and outstanding shares of common stock entitled to approve such amendment.

THIRD: The First article of the Articles of Incorporation of the Company is hereby amended and stated in its entirety to read as follows:

         "FIRST: The name of the Company shall be Montana Mining Corp.


DATED this 18th day of July, 2002.



/s/ Ruairidh Campbell
Ruairidh Campbell, President, and Director















EXHIBIT 10(i)

                            OPTION PURCHASE AGREEMENT


THIS OPTION PURCHASE AGREEMENT ("Agreement") dated this 19th day of July 2002 between MONUMENT RESOURCES, INC., a corporation duly incorporated pursuant to the laws of the State of Colorado, with an office located at 2050 South Oneida
Street, Suite 106, Denver, Colorado 80224, (herein Optionor) and MONTANA MINING
CORP., a corporation duly incorporated pursuant to the laws of the State of Nevada, with an office at 1403 East 900 South, Salt Lake City, Utah 84105,
(herein Optionee).

WHEREAS the Optionor is the registered owner of a 100% undivided interest in the eighty (80) acres more or less of fee simple land and the beneficial owner of mineral rights to two hundred and eighty (280) surrounding acres more or less located in Broadwater County, Montana (hereinafter called the "Property") which is described in Schedule "A" attached hereto and made part hereof.

AND WHEREAS the Optionor wishes to grant to the Optionee the exclusive and irrevocable option to acquire, free of any material liens, charges and encumbrances or adverse claims whatsoever, save and except as described herein, a 100% interest in the Property subject to a 3% net smelter return royalty.

AND WHEREAS the Optionee wishes to acquire an interest in the Property on the terms hereinafter provided.

NOW THEREFORE THIS AGREEMENT WITNESSETH that in consideration of the payments and the premises, the mutual covenants and agreements herein contained, the parties hereto have agreed and do hereby agree as follows:

REPRESENTATIONS OF THE OPTIONOR

           1. The Optionor to the best of its knowledge represents and warrants to the Optionee that:

                  a) the Optionor holds a 100% interest in the
                  Property as described in Schedule "A" attached
                  hereto;
               b) the Optionor has not made committed, executed o
                  suffered any act, deed, matter or thing
                  whereby its interest in the Property may be effected or encumbered in title or otherwise;
                 c) the Property is free and clear of all liens,
                  charges and encumbrances of any kind and are in
                  compliance with the mining laws of the State of Montana and all applicable reclamation and environmental laws, rules,
                  regulations, orders, judgments and decrees;
                d) the Property is not subject to any pending or
                  threatened claims by a third party or
                  governmental agency;
               e) the fee simple and mineral interests comprising
                  the Property have been duly and validly
                  created pursuant to the laws of the State of Montana;









OPTION PURCHASE AGREEMENT (continued)

                                 1. (continued)

                 a) the Optionor has a right to enter into this
                  Agreement and transfer its interest in the Property;
                 b) the Optionor has been duly incorporated and
                  validly exists as corporation in good standing under the laws of the State of Colorado;
                c) the Optionor has duly obtained authorizations
                  for the execution of this Agreement and for performance of this Agreement by it, and the consummation of the transaction herein contemplated will not conflict with or result in any breach of any covenants or agreements contained in, or constitute a default under or result in the creation of any encumbrance under the provisions of the constating documents of the Optionor or any shareholders or directors resolution, indenture, agreement or other instrument whatsoever to which the Optionor is a party or by which it is bound;
               d) no proceedings are pending for and the Optionor
                  is unaware of any basis for the institution of any proceedings leading to it's dissolution or winding up or placing it in bankruptcy or subject to any other laws governing the affairs of insolvent companies; entering into this Agreement does not conflict with any applicable law by which the Optionor is bound, and;
               e) the Optionor has advised the Optionee of all th
                  material information relating to the mineral potential of the Property of which the Optionor has knowledge.

1.02
         The representations and warranties of the Optionor herein before set out form a part of this Agreement and are conditions upon which the Optionee has relied in entering into this Agreement and shall survive the execution of this
Agreement. A breach of any one or more thereof may be waived by the Optionee in whole or in part at anytime without prejudice to its rights in respect of any other breach of the same or any other representation or warranty.

REPRESENTATIONS AND WARRANTIES OF THE OPTIONEE:

             1. The Optionee represents and warrants to the Optionor
                  that:

               a) it has been duly incorporated and validly exist
                  as a corporation in good standing under the laws of the State of Nevada;
                      b) it has duly obtained all corporate
                  authorizations for the execution of this Agreement and for the performance of this Agreement by it, and the consummation of the transaction herein contemplated will not conflict with or result in any breech of any covenants or agreements contained in, or constitute a default under, or result in the creation of any encumbrance under the provisions of, the Articles or the constituting documents of the Optionee or any shareholders or directors resolution, indenture, agreement or other instrument whatsoever to which the Optionee is a party or by which it is bound;











OPTION PURCHASE AGREEMENT (continued)

2.01 Continued

               c) no proceedings are pending for, and the Optione
                  is unaware of any basis for the institution of any proceedings leading to its dissolution or winding up or placing it in bankruptcy or subject to any other laws governing the affairs of insolvent companies.

2.02

         The representations and warranties contained in paragraph 2.01 are provided for the exclusive benefit of the Optionor, and a breach of any one or more thereof may be waived by the Optionor in whole or in part at anytime without prejudice to its rights in respect of any other breach of the same or any other representation or warranty and the representations and warranties contained in paragraph 2.01 shall survive the execution of this Agreement
         .
PURCHASE PRICE

3.01
         The Optionor hereby grants to the Optionee the sole and exclusive right and option to acquire up to 100% of the Property, subject to the terms of this
Agreement, a Net Smelter Return Royalty as described in the Net Smelter Return
Royalty Agreement attached hereto as Schedule "B" and the exclusion any clause set out in paragraph 8.01 herein in consideration for the payment and expenditures as described in paragraph 3.02 herein.

3.02
         To maintain in force the Option and to acquire 100% of the Property, subject to the terms of this Agreement, Optionee shall make the following payments and expenditures:

                  a) The Optionee shall make cash option and purchase payments totaling $220,000 to the Optionor and expend a minimum $60,000 in Exploration Expenditures on the Property over a two-year period (the
         "Option Period") as per the following schedule:

                     (i) Optionee to make an initial Option
                           Payment of $15,000 payable to Optionor on or before September 1, 2002;
                    (ii) The Optionee to make a second option
                           payment of $5,000 payable to the Optionor on or before September 1, 2003;
                   (iii) The Optionee to make a final purchase
                           payment of $200,000 to acquire the Property, payable to the Optionor on or before September 1, 2004;
                     (iv) Incur Exploration Expenditures of
                           $30,000 prior to September 1, 2003;
                    (v) Incur Exploration Expenditures on the
                           Property of a further $30,000 prior to September 1, 2004 provided the payments in (i) and (ii) have been made.










OPTION PURCHASE AGREEMENT (continued)

3.02 Continued

                  b) For the purposes of this Agreement, costs and expenses creditable to Exploration Expenditures shall mean, monies expended in carrying out exploration work on the Property and shall include all costs and expenses incurred for exploration of or for the benefit of the Property, including, but not limited to, preparing engineering reports, costs and expenses to maintain title to the Property or to pay applicable claim renewal fees and permits, aerial and surface reconnaissance, including without limitation, geophysical and geochemical work and geological mapping:; building and maintenance of necessary access roads, drill site preparation; exploration work;
         logging of drill holes and drill core; evaluation of geological, geophysical, geochemical or exploration data; laboratory work, including without limitation, assay and metallurgical analysis; and any environmental problems, reclamation of restoration work on the Property, any drill sites, access roads or any grounds or waters surrounding the Property as required by any governmental agency or otherwise; salaries for employees employed on the site (including the costs to the Optionee for fringe benefits); the charges of consultants, auditors, accountants and contractors directly incurred with respect to the Property; the costs of necessary transportation and equipment rentals and repairs, and the costs of mobilization and demobilization of personnel and equipment to the Property and return including the costs of creating and maintaining a camp on or near the Property; all fees required to maintain the Property in good standing in accordance with the laws of the State of Montana and other governmental authorities having jurisdiction and such costs as are necessary to provide sustenance and shelter for personnel, plus an overhead charge equal to 10% of the costs of work performed by the Optionee and 5% of the costs of work performed by consultants and contractors;

                  c) In the event that the Exploration Expenditures in any period exceed the minimum amount to be expended, the excess amount shall be credited to the Exploration Expenditures to be expended in the following period or periods so that the amount of funds required to be expended prior to the Optionee earning its interests shall not exceed
         $60,000;

               a) During the term of this Agreement, the Optionee
                  shall act as the operator of the exploration work to be carried out on the Property.

TRANSFER OF TITLE

4.01
         Upon the completion of the payments and expenditures described in sub-paragraph 3.02, the Optionor shall transfer 100% of the Property to the
Optionee or its transferee, subject to the terms of Net Smelter Return Agreement attached hereto as Schedule "B".














OPTION PURCHASE AGREEMENT (continued)

RIGHTS OF ENTRY AND INFORMATION

5.01
         The Optionee shall have the sole and e3xclusive right at all times during the currency of this Agreement to enter in and upon the Property to manage the Property and any work programs conducted on the Property and to the extent that it is in its sole discretion may consider advisable to explore, examine, prospect, investigate, map, survey, mine, develop and to carry out commercial production on the Property or any part or parts thereof, and to extract, remove and treat rock, earth and, ore and minerals there from and to dump and store materials and waste materials thereon or therein. In doing such exploration, development, mining and production work, the Optionee may treat the
Property as a group or in conjunction with adjoining mineral interests which the
Optionee may own and may explore and develop the Property by means of drilling, shaft, sinking, cross cutting, drifting and raising, or by any other exploration or development or mining method as recommended by its engineers, geologists and consultants. The Optionee shall have custody, possession and control of all drill cores during the term of this Agreement and upon the termination of this
Agreement prior to the acquiring of an interest in the Property by the Optionee shall deliver up to the Optionor all such drill cores, together with all assays, geological information, models, maps and reports made prepared or taken in connection with the work conducted, or to be conducted, on the Property pursuant to the terms of this Agreement.

5.02
         The Optionor shall provide the Optionee with copies of all engineering and geological reports, maps and other data pertaining to the Property and any exploration or development work or examinations of said Property. The Optionor or its duly authorized representative, at their own risk and expense are permitted to inspect the Property, provided such inspection does not interfere with the operations of the Optionee. Each of the parties hereto agrees that all data, reports, records and other information relating to the Property and this
Agreement will be treated as confidential. Each of the parties hereto agrees that it shall not disclose to any third party or to the public any information concerning the Property or the result of operations on the Property or this
Agreement unless law requires the disclosure. In the event of any such requirements, the other party shall have a reasonable opportunity to comment on the release publication.

FORCE MAJEURE

6.01
         If the Optionee is prevented from or delayed in complying with any provisions of this Agreement by reasons of strikes, labor disputes, lockouts, labor shortages, power shortages, fires, wars, acts of God, governments regulations restricting normal operations or any other reasons or reasons beyond the control of the Optionee, the time limited for the performance of the various provisions of this Agreement as set out herein shall be extended by a period of time equal in length to the period of such prevention and delay.













OPTION PURCHASE AGREEMENT (continued)

FORCE MAJEURE (continued)

6.02
         The Optionee, insofar as is possible, shall promptly give written notice to the Optionor of the particulars of the reasons for any prevention or delay under this Section and shall take all necessary steps to remove the cause of such prevention or delay and shall give written notice to the Optionor as soon as such cause ceases to exist.

CONVENANTS OF THE OPTIONEE

7.01
         The Optionee hereby covenants and agrees with the Optionor as follows:

                      a) that during this Agreement it will
                      maintain the Property in good standing and will pay all rentals, rates, duties, royalties, assessments, fees, taxes or other governmental charges levied with respect to the Property and the Optionee's operations thereon which shall fall due during or applicable to the period of this Agreement and such costs of operating the Company as pertain to the Property.
                    b) that it will carry out its operations
                      on the Property in a careful and miner like manner and in accordance with the applicable laws and regulations of the State of Montana, the Environmental Protection Agency and any other applicable regulatory authority;
                    c) that it will properly pay all amounts
                      of every nature and kind for wages, supplies, worker's compensation, income tax deductions and all other accounts and indebtedness incurred by it so that no claim or lien will arise thereon or upon the ore or mineral contained therein and Optionee will indemnify the Optionor and save it harmless from any and all loss, costs, actions, suits, damages or claims which may be made against the Optionor in respect of the operations on the Property, provided however, that the Optionee shall have the right to contest the validity of any such lien or claim of lien;
                    d) the Optionee shall indemnify and hold
                      the Optionor harmless from any and all liabilities, costs, damages or charges asserted by third parties, including all costs, expenses and attorney's fees, arising from the failure of the Optionee to comply with the covenants contained in this Agreement, or otherwise arising from Optionee's operations of the Property;
                    e) the Optionee shall be responsible for
                      any environmental damages and the costs of all necessary reclamation work to abide by any applicable governmental regulation provided that such costs or damages arise from the work done on the Property after the date of this Agreement;
                    f) the Optionee shall provide the Optiono
                      with a quarterly progress report, in writing, with respect to its operations on the Property and shall provide the Optionor with copies of any and all documents given to third parties by Optionee with respect to work on the Property;












OPTION PURCHASE AGREEMENT (continued)

CONVENANTS OF THE OPTIONEE (continued)

7.01
                    g) prior to the commencement of any work
                      on the Property, the Optionee shall provide the
                      Optionor with a detailed description of any and all work
                      programs (the "Work Plan") to be carried out on the
                      Property. If within a 30 day period after delivery of the
                      Work Plan the Optionor objects to the said Work Plan, the
                      parties shall submit their disagreement to a mutually
                      agreeable independent expert with respect to the matters
                      in dispute; absent resolution, the parties shall proceed
                      as set out under the Arbitration provisions contained in
                      this Agreement.

TERMINATION NOTICE

8.01
         This Agreement shall terminate upon the Optionee giving thirty (30)
days written notice to the Optionor of termination, provided that the Optionee is not in default under or prospectively in default under any provisions of this
Agreement at the time the notice is given.

         Notwithstanding anything in this Agreement, if the Optionee fails to make any payments or fails to do anything on or before the last day provided for such payment or performance under this Agreement, or breaches any representation, warranty or covenant contained in this Agreement, the Optionor may terminate this Agreement, but only if:

                  a) it shall have first given to the Optionee
                  written notice of the failure, containing particulars of such non-payment or breach the Optionee has not made or the act which the Optionee has not performed; and
                b) the Optionee has not, within thirty (30) days
                  following delivery of such notice, cured such failure by the performance required hereunder.

         Should the Optionee fail to comply with the provisions of paragraph
8.01(b), this Agreement shall be terminated without any further notice.

8.02     Upon termination of this Agreement, the Optionee shall:

                  a) turn over the Optionor's originals of all
              factual maps, reports, assays, results and other factual data generated by the Optionee or its agents; and
                  b) leave the Property in a safe condition in
              accordance with any applicable requirements of law and agrees that any and all interests hereunder are null and void.












OPTION PURCHASE AGREEMENT (continued)

OPTIONEE'S INDEMNITY

9.01
         The Optionee shall indemnify and save harmless the Optionor from any and all damages and costs (including attorney's fees) arising on or in relation to the Property including but not limited to any liability from environmental damage during the term of this Agreement, unless caused by the fault of the
Optionor.

ARBITRATION

10.01
         The parties agree that all questions or matters in dispute as to the interpretation or effect or any provision of this Agreement shall be finally settled by arbitration in the manner hereinafter set forth. If either of the
Optionee or the Optionor wishes to submit a matter to arbitration, then such party shall give to the other party not less than ten (10) days' prior written notice of intention to do so, the party giving notice shall nominate one arbitrator and the other shall within fifteen (15) days after receiving such notice nominate another arbitrator. The two arbitrators so nominated shall within the next thirty (30) days unanimously agree on the appointment of a third arbitrator to act with them and to be chairman of the arbitration. If either of the Optionee or the Optionor shall fail to nominate an arbitrator within fifteen
(15) days after receiving notice of the nomination of the first arbitrator, the first arbitrator shall be the only arbitrator, and if two arbitrators are nominated but shall be unable to agree unanimously on the appointment of the chairman, the chairman shall be appointed under the provisions of the American
Arbitration Association ("AAA"). In all other respects, the arbitration shall be conducted in accordance with the rules and procedures of the AAA and the chairman or, in the case whereby only one arbitrator is nominated, the single arbitrator shall fix a time and place in Helena, Montana for the purpose of hearing evidence and representations and he shall preside over the arbitration and determine all questions of procedure not provided for by the rules of the
AAA. The parties agree that the award of a majority of arbitrators or, in the case of a single arbitrator of the said arbitrator shall be binding upon each of them both as to law and fact and there shall be no appeal therefrom. Judgment or any award rendered pursuant to the arbitration proceedings may be entered into any court of competent jurisdiction or application made to such court for judicial acceptance of the award and an order of enforcement. The costs of arbitration shall be borne by the non-prevailing party unless otherwise determined by the arbitrator(s) in the award.

NOTICE

11.01
         Any notice, election, consent or other writing required or permitted to be given hereunder shall be deemed to be sufficiently given if delivered or if mailed by registered or by fax, addressed as follows:













OPTION PURCHASE AGREEMENT (continued)

NOTICE (continued)

In the case of the Optionor:

MONUMENT RESOURCES INC.
2050 Oneida Street, Suite 106
Denver, Colorado 80224
Fax:     303-692-9782

In the case of the Optionee:

MONTANA MINING CORP.
1403 East 900 South
Salt Lake City, Utah 84105
Fax:     801-582-9629

INTERPRETATION

12.01
         The terms of this Agreement shall be construed in accordance with the laws of the State of Montana.

ENUREMENT

13.01
         Optionee shall not assign this Agreement without Optionor's consent, which will not be unreasonably withheld.

ADDITIONAL TERMS

14.01
         Each of the parties hereto agree to execute such further and other deeds, documents, memorandums of agreement, and assurances and to do such further and other acts as may be necessary to carry out the true intent and meaning this Agreement, fully and effectually.

14.02
         This Agreement shall supersede and replace any other agreement or arrangement, whether oral or written heretofore existing between the parties hereto in respect of the subject matter of this Agreement.

14.03
         This Agreement may be executed in several parts in the same form and such parts as so executed shall together form one original agreement, and such parts, if more than one, shall be read together and construed as if all the signing parties hereto had executed one copy of this







OPTION PURCHASE AGREEMENT (continued)

ADDITIONAL TERMS (continued)

Agreement.

14.04
         Wherever the singular or masculine are used throughout this Agreement, the same shall be construed as being the plural or feminine or neuter where the context so requires.

14.05
         The parties of their respective obligations hereby expressly make time of the essence with respect to the performance under this Agreement.

14.06
         No representations or inducements have been made save as herein set forth. No changes, alterations, or modifications of this Agreement shall be binding upon either party until and unless a memorandum in writing to such effect shall have been signed by all parties hereto.

14.07
         The titles to the articles to this Agreement shall not be deemed to form part of this Agreement but shall be regarded as having been used for convenience of reference only.

14.08
         The schedules to this Agreement shall be construed with and as an integral part of this Agreement to the same extent as if they were set forth verbatim herein.

14.09
         All references to dollar amounts contained in this Agreement are references to United States unless specifically stated otherwise.






OPTION PURCHASE AGREEMENT (continued)

IN WITNESS WHEREOF this Agreement has been executed by the parties hereto as of the day and year first above written.

MONUMENT RESOURCES, INC.


/s/ A.G. Foust
By: A.G. Foust
Its: President

MONTANA MINING CORP.


/s/ Ruairidh Campbell
By: Ruairidh Campbell
Its: President


STATE of COLORADO  )
                                 )ss
COUNTY OF DENVER  )

         This instrument was sworn and acknowledged before me this ______ day of ___________________, 2002 by A.G. Foust in his authority as stated herein.


                  (seal)

---------------------------------                                      --------------------------------------
My Commission Expires                                                  Notary Public


STATE of UTAH                    )
                                 )ss
COUNTY OF __________  )

         This instrument was sworn and acknowledged before me this ______ day of ___________________, 2002 by Ruairidh Campbell in his authority as stated herein.


                  (seal)


---------------------------------                             ---------------------------------------
My Commission Expires                                         Notary Public





                                            SCHEDULE "A"

                              Property Description


TO THE OPTION PURCHASE AGREEMENT between MONUMENT RESOURCES, INC.
("Monument") and MONTANA MINING CORP. ("Montana") dated as of the 31st day of August 2002.

The following is a physical description of the property in fee simple, and the adjacent mineral rights described as the "Property":

The Property is located in Sections 7 and 18, T9N-R1W, Broadwater County,
Montana.

Fee Simple Surface and Mineral rights:
         SW/4,SE/4; and SE/4,SW/4, Section 7-T9N-R1W
         (80 acres more or less)
Fee Simple Mineral rights only:`
         SW/4,SW/4; Section 7-T9N-R1W NW/4; and W/2, NE/4 Section 18-T9N-R1W
         (280 acres more or less)

Mutual Area of Interests

         The Property also consists of a mutual area of interest for any property acquired or leased within one (1) mile of the boundary of the above described land and mineral rights. If either party acquires or leases property in the mutual area of interest, the acquiring party must offer the other party the property as if it was part of this Agreement and subject to the terms and considerations of this Agreement. i.e., If the Optionee (Montana Mining) acquires the interest, the Optionor (Monument) would be assigned a 3% Net
Smelter Return on the property acquired. If the Optionor acquires the interest, the Optionee shall be given ten (10) days to purchase the property acquired at cost with the Optionor retaining a 3% Net Smelter Return.






                                            SCHEDULE "B"

                               Net Smelter Return


TO THE OPTION PURCHASE AGREEMENT between MONUMENT RESOURCES, INC. ("Monument") and MONTANA MINING CORP. ("Montana") dated as of the 19th day of July 2002.

WHEREAS pursuant to an Agreement (the "Option Purchase Agreement") dated as of July 19th , 2002, Montana has exercised the option to acquire from Monument the following land fee simple and certain mineral rights (the "Property") in the State of Montana.

The Property is located in Sections 7 and 18, T9N-R1W, Broadwater County,
Montana.

Fee Simple Surface and Mineral rights:
         SW/4,SE/4; and SE/4,SW/4, Section 7-T9N-R1W
         (80 acres more or less)
Fee Simple Mineral rights only:
         SW/4,SW/4; Section 7-T9N-R1W NW/4; and W/2, NE/4 Section 18-T9N-R1W
         (280 acres more or less)

Mutual Area of Interests

         The Property also consists of a mutual area of interest for any properly acquired or leased within one (1) mile of the boundary of the above described land and mineral rights. If either party acquires or leases property in the mutual area of interest, the acquiring party must offer the other party the property as if it was part of this Agreement and subject to the terms and considerations of this Agreement. i.e., If the Optionee (Montana) acquires the interest, the Optionor (Monument) would be assigned a 3% Net Smelter Return on the property acquired. If the Optionor acquires the interest, the Optionee shall be given ten (10) days to purchase the property at cost with the Optionor retaining a 3% Net Smelter Return.

         Pursuant to the terms of the said Agreement, the parties are entering into this Agreement to more particularly define and set forth the entitlement of Monument to receive and the obligation of Montana to pay to Monument a royalty on the proceeds from production on the Property.

NOW THEREFORE THIS AGREEMENT WITNESSES that for and in consideration of the promises and the covenants and agreements hereinafter contained, the parties hereto agree as follows:

                  1. Monument shall be entitled to receive and
              Montana shall pay to Monument 3% percent of Net
              Smelter Returns;










SCHEDULE "B" (continued)

                 2. ."Net Smelter Returns" shall mean the actual
              proceeds received from any mint, smelter, refinery or other purchaser fro the sale of gold, ore, base metals, rare earth metals, elements and any other minerals normally subject to net smelter returns or concentrates produced from the mineral claims and sold, after deducting from such proceeds the following charges to the extent that they were not deducted by the purchaser in computing payment: smelting and refining charges, penalties, smelter assay costs and umpire assay costs, costs of freight and handling of metals of or concentrates from the Property to any mint, smelter, refinery, or other purchaser marketing costs including insurance on all such metals or concentrates, customs, duties or mineral taxes or the like and export and import taxes or tariffs payable in respect of said ores, metals or concentrates.
              But not including Montana's income tax, property tax, ad valorem, tax business tax, or similar taxes. Any charges to be conducted hereunder, which are made to an associated company of Montana, must be on commercially reasonable terms or must be approved in writing by Monument.
                3. Payments of Net Smelter Returns shall be made
              within 30 days after the end of each calendar quarter in which Net Smelter Returns, as determined on the basis of final adjusted invoices, are received by Montana.
                 4. For the purposes of determining Net Smelter
              Returns, all receipts and disbursements in currency other than United States shall be converted into United States currency on the day of receipt or disbursement, as the case may be.
                5. A statement indicating the calculation of Net
              Smelter Returns paid shall accompany each Payment of Net Smelter Returns. Monument shall be entitled to audit, during normal business hours, such books and records as necessary to determine the correctness of the payments, provided however, that such audit shall be made only on an annual basis and within 12 months of the end of the fiscal period in respect of which such audit is made.
                6. Payment of Net Smelter Returns shall be made t
              Monument at such place or places, as it shall advise Montana from time to time.
                7. If metal, concentrates or ore shipped from the
              Property are lost or destroyed under circumstances in which Montana received payment under an insurance policy, such payments will be deemed net Smelter Returns.
                8. Montana shall not sell, assign, transfer or in
              any other manner deal with the Property or any interest therein without the purchaser, transferee or assignee acquiring the Property or such interest therein first agreeing with Monument in writing to be bound by the terms of this Agreement.
                9. This Agreement shall endure to the benefit of
              and be binding upon the parties hereto and their heirs, executors, administrators, successors and assigns.
                10. Any dispute arising out of or related to any
              report, payment, calculation or audit shall be resolved solely by the arbitration procedure provided in the Option
              Purchase Agreement. No error in accounting or in interpretation of the Option Purchase Agreement or this Agreement shall be the basis of or a claim of breach of fiduciary duty, or the like, or given rise to a claim for exemplary or punitive damages or for termination or rescission of the Agreement or the estate and rights acquired and held by Monument under the terms of this Agreement.










SCHEDULE "B" (continued)

IN WITNESS WHEREOF the parties hereto as of the day and year first above written have executed this Agreement.


MONUMENT RESOURCES, INC.



/s/ A. G. Foust
---------------
By:      A.G. Foust
Its:     President


MONTANA MINING CORP.



/s/ Ruairidh Campbell
By:      Ruairidh Campbell
Its:     President




