Form 10KSB
period 2002-12-31
MONTANA MINING CORP
filed 2003-03-27
CIK 1104672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                                   (Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

         Commission file number:000-29321
                                ---------

                              MONTANA MINING CORP.
                              ---------------------
                   (Formerly known as Aswan Investments, Inc.)
                                        -
                 (Name of Small Business Issuer in Its Charter)


                     Nevada                                   87-0643635
(State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
Incorporation or Organization)

                 1403 East 900 South, Salt Lake City, Utah 84105
                 -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 582-9609
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:


      Title of Each Class        Name of each Exchange on Which Registered
      -------------------        ------------------------------------------
Common Stock ($0.001 Par Value)                     None

Check  whether the  registrant:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes    X        No     _
     ------         -----


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [(Heart)].

The registrant's net sales for the year ended December 31, 2002, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates is not available since Montana Mining Corp. has no publicly traded market for its stock.

At March 14, 2003, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 6,312,900.



                                                 TABLE OF CONTENTS
                                                      PART I

                                                                                       Page
Item 1.           Description of Business................................................ 3

Item 2.           Description of Property................................................10

Item 3.           Legal Proceedings......................................................10

Item 4.           Submission of Matters to a Vote of Security-Holders....................10


                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters...............10

Item 6.           Management's Discussion and Analysis or Plan of Operation..............12

Item 7.           Financial Statements...................................................14

             Item 8. Changes in and Disagreements With Accountants o
                  Accounting and
                   Financial Disclosure..................................................15


                                                    PART III n

Item 9.           Directors and Executive Officer........................................15

Item 10.          Executive Compensation.................................................16

Item 11.          Security Ownership of Certain Beneficial Owners and Management  .......17

Item 12.          Certain Relationships and Related Transactions.........................17

Item 13.          Exhibits, List and Reports on Form 8-K.................................18

Item 14.          Controls and Procedures................................................18

                      Signatures      ...................................................19







                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Montana Mining Corp. was  incorporated  in Nevada on November 7, 1999 as "Aswan
Investments, Inc." to engage in any legal undertaking. On July 17, 2002 the corporation's name was changed from "Aswan Investments, Inc". to "Montana Mining
Corp." to reflect the decision of management to enter into mineral exploration activities. As used herein the term Company refers to Montana Mining Corp, Inc.
and its predecessors, unless the context indicates otherwise.

General

The Company is engaged in efforts to identify precious metals. To date, the Company's only activities have been organizational, directed at acquiring its operational asset, raising its initial capital and clarifying its business plan.
The Company's operational asset consists of an option to explore a certain tract of land located in the vicinity of Helena, Montana, known as the Dobler Mine property. The Dobler Mine property is a gold/silver/lead bulk tonnage prospect with a local history of precious metals recovery. The Company has not commenced commercial operations and has no full time employees.

Option Agreement

On July 19, 2002, the Company entered into an option purchase agreement with Monument Resources, Inc. The option purchase agreement grants to the Company the exclusive right to acquire a 100% fee simple interest in the Dobler Mine property and mineral rights on surrounding property subject to a net smelter royalty of 3% in consideration of certain option payments, expenditures and a purchase payment to be satisfied over the next two years. The Company satisfied the initial option payment of $15,000 on September 1, 2002. The Company must make an additional option payment by a certain date in order to maintain the option, incur a determined amount of exploration expenses and satisfy a purchase payment to acquire the Dobler Mine property. The option payments, the determined amount of exploration expenses with the respective performance dates and the purchase payment are as follows:

                           Option Payments Amount Due
                                                              Date
                              First Option $15,000            September 1, 2002
                              Second Option $5,000            September 1, 2003

         Exploration Expenditures           Amount            Due Date
                           Initial Exploration $30,000        September 1, 2003
                          Secondary Exploration $30,000       September 1, 2004

                           Purchase Payment Amount Due        Date
                            Purchase Payment $200,000         September 1, 2004

Should the Company's exploration expenditures in any given period exceed that minimum amount required by the option purchase agreement, then that amount in excess is to be credited to the following periods. The Company is to manage all exploration work to be carried out on the Dobler Mine property.







                              DOBLER MINE PROPERTY

                    THE DOBLER MINE PROPERTY IS WITHOUT KNOWN
                      RESERVES, AND THE PROPOSED PROGRAM IS
                             EXPLORATORY IN NATURE.
PHYSICAL LOCATION

The Dobler Mine property is located approximately 12 miles east of Helena, Montana, in Broadwater county. Access is available from Helena by following U.S.
Highway 287 and then turning south along a dirt road for approximately 0.7 of a mile. A major rail line parallels the highway. Other nearby infrastructure includes a high voltage cross-country transmission line and a natural gas pipeline.

PROPERTY TITLE

The Dobler Mine property is located in Sections 7 and 18, T. 9 N. R. 1 W, Broadwater County, Montana.

Fee Simple Surface and Mineral Rights:

                 SW/4, SE/4; and SE/4, SW/4, Section 7, T. 9 N.
                  R. 1 W.
                            (approximately 80 acres)

Fee Simple Mineral Rights Only:

                     SW/4, SW/4, Section 7, T. 9 N., R. 1 W.
                 NW/4; and W/2, NE/4, Section 18, T. 9 N., R. 1 W.
                            (approximately 280 acres)

HISTORICAL BACKGROUND

Mineralization on the Dobler Mine property was discovered in 1910 as an outcrop, overlain by a limonite gossan, in a stream cut. Three periods of mining have taken place on the Dobler Mine property; 1911- 1915, 1932 and 1935. A total of approximately 1,000 tons of ore is estimated to have been bulk sampled, with an average grade of 0.89 ounces/ton of gold, 4.1 ounces/ton of silver and 8.5% lead.

Previous exploration work on the Dobler Mine property consisted primarily of geological mapping and geochemical sampling, with a very limited amount of geophysics and drilling.

GEOLOGY

Mineralization of the Dobler Mine is conformable to the bedding planes of the stratigraphic units and may be present along a bedding-plane shear or low-angle fault. Faulting may have resulted in favorable ground preparation, including the development of clay gouge, shearing, brecciation and thickening/thinning of the fault plane. Mineralization occurs within the lower part of the Pennsylvanian
Quadrant formation, a quartzite, as replacement of minor carbonate units. The mineralized horizon appears to have been clay-rich and 1-2 feet thick, enclosed by more than four feet of lower grade mineralization in the surrounding wall rock. Oxidized mineralization is present within the upper mine workings, with sulfides in the lower workings.








Mineralized solutions are thought to have come into the property along a system of high-angle faults, thrust faults and bedding-plane faults. Mineralization was concentrated when these solutions encountered reactive carbonate rock, as in the lower part of the Quadrant formation. Where the wall rock was less reactive, as along the high-angle structures in the Quadrant quartzite, deposition of lesser amounts of pyrite and gold occurred.

On the property, regional strike of the bedding is about N.80 E. with dips of 20
-30 to the south- southeast, including the mineralized zone of the Dobler Mine.
Stratigraphy is cut by northerly-trending high-angle faults, joints and fractures.

Limonite gossans are exposed and small workings are present west of the Dobler
Mine along the strike of the bedding. The presence of the gossans suggests that mineralized carbonate replacement bodies could be present.

GEOCHEMISTRY, GEOPHYSICS, DRILLING

Previous geochemical work consisted of both rock chip and soil sampling. The available data shows anomalous gold values over a widespread area. Some examples of the rock chip gold anomalies are:
         0.06 ppm - 2,300 feet southwest of the Dobler Mine, 0.38 ppm - 2,000 feet southwest, 0.055 ppm - 3,300 feet south-southwest 0.025 ppm -
         1,600 feet south-southeast

Anomalous gold geochemical results are present within the Quadrant formation topographically and stratigraphically above the mineralized horizon at the Dobler Mine

Geophysical works consists of a single induced polarization/resistivity line.
The line is located on the south-facing slope below the Dobler Mine and is essentially parallel to the N. 80 bedding. A number of possible anomalies are present and require further follow up.

Four reverse circulation holes have been drilled. Three of the holes were in the Dobler Mine area and were intended to test for extensions of known mineralization on the main ore horizon and for evidence of open-pittable low-grade mineralization between the main ore horizon and the topographic surface. One example in hole D-1 assayed an average of 0.066 ounces/ton gold from 160-165 feet. The fourth drill hole was located approximately 2,000 feet southwest of the Dobler Mine. The only significant gold value came from the first five feet of the hole.

Exploration Program

Previous exploration work at the Dobler Mine, although limited, has shown the property to be a valid exploration target for the presence of an economic bulk tonnage gold/silver/lead deposit. Additional and more detailed exploration work needs to be done in order to gain a better understanding of geologic conditions, and to locate favorable areas to be tested by drilling.

The Company intends to embark on a three phase exploration program to discover whether mineralized material exists on the Dobler Mine property. Should our exploration program determine that enough mineralized material exists to warrant further study and testing, the Company will need to pursue a fourth phase of exploration that will be devoted to engineering feasibility studies designed to determine whether the mineralized material exists in sufficient quantity and grade to indicate a commercial-viable mineral deposit. The following information sets forth the order in which we intend to carry out the exploration program.

                       Phase 1 - Geology and Geochemistry
                         Total Estimated Budget $30,000

The work to be conducted in Phase 1 will be completed during the 2003 field season.

Initial exploration work will consist of geological mapping and geochemical sampling, to be carried out concurrently by a two-person crew consisting of an experienced field-mapping geologist and an assistant. Ground control for location of the points of geologic observation and geochemical sample sites will be obtained by use of a topographic map, compass and tape.

Mapping and sampling will start on the Quadrant formation. Outcrop mapping will be accomplished with particular attention given to locating any steeply-dipping, northerly-trending fractures, joints, shears or faults that may be present. The location of any carbonate units, probably thin bedded, will be noted. Rock chip samples will be obtained from all these geological features. Chip samples will also be taken from other locations on the outcrops. Soil samples will be taken from the covered areas between outcrops. An adequate number of rock-chip and soil samples will be obtained so as to provide sufficient coverage of the total area encompassing the Quadrant formation. All samples will be sent to a laboratory for determination of the amounts of gold, silver and lead that are present.

The next step in this phase of the exploration program will be to geologically map and geochemically sample the area within the property boundary south of the Quadrant formation. This mapping/sampling work will be carried out using the same parameters as those used within the Quadrant formation.

Phase 1 Estimated Costs

                               Geologist: $450/day
                               Assistant: $150/day
                             Food/lodging: $140/day
                                 TOTAL $740/day

Field Work, 20 days @ $740/day:                                       $14,800
                           100 rock chip samples @$25:                 $2,500
                             400 soil samples @ $20                    $8,000
                       Vehicle, supplies, etc. @ $100/day              $2,000
                                Contingency (9%)                       $2,700
                                      TOTAL                           $30,000


                           Phase 2 - Geophysics Total
                                     -------
                                                     Estimated Budget $30,000

The work proposed in Phase 2 will be completed during the 2004 field season.

Exploration work will consist of geophysical surveying using the induced polarization/resistivity method. This is an electrical technique in which current is passed through the ground and measurements are made of the resistivity and the induced polarization effect.






Resistivity values are a measure of the passage of electric current flow through the geologic conditions and materials that are present in the ground, and are useful, therefore, in helping to gain an understanding of the subsurface geology.
Electric current flow through the ground is impeded by the presence of sulfide minerals. This phenomenon is measured as the induced polarization effect.

The induced polarization/resistivity method was chosen because of the geologic observation at the Dobler Mine property that the sulfide material, pyrite, was spatially associated with gold. The use of this geophysical technique will be primarily to detect and locate induced polarization anomalies due to the pyrite.

The single induced polarization/resistivity line that has been surveyed on the property outlined a number of possible anomalies. Additional work will be done over the entire property to locate anomalous responses. This survey work will begin in the north over the Quadrant formation and will proceed to the south.

The geophysical work will be completed by a contract crew. A consulting geophysicist will supervise the field crew and provide data interpretation on a daily basis and survey modifications as necessary.

Phase 2 Estimated Costs

                            Contract crew: $2,000/day
                              Consultant: $450/day
                              Food/lodging: $70/day
                                TOTAL $2,520/day

         (Cost for contract crew includes food and lodging)

Field work, 10 days @ $2,520/day:                             $25,200
                       Vehicle, supplies, etc. @$100/day:      $1,000
                                Contingency (13%)              $3,800
                                      TOTAL                   $30,000

                                     Phase 3

Any work to be done in Phase 3 will be carried out during the 2005 field season.

The Phase 3 program will ultimately depend on the results of Phase 1 and Phase
2, which were surface exploration programs. Positive results from Phase 1/Phase
2 will instigate planning and formulation of Phase 3, a drilling program for subsurface exploration. The direct goal of Phase 3 will be the delineation of a bulk tonnage gold/silver/lead deposit that can be profitably mined.

Some of the details to be determined for Phase 3 will include, but not be limited to, location of drill holes, number of holes, angle or vertical holes and drilling method: reverse circulation or diamond drilling. A laboratory will be chosen to assay drill samples for gold, silver and lead.

Estimated costs for Phase 3 will be determined at that time.






Market

Precious metals have two main categories of use, product fabrication and bullion investment. Fabricated precious metals have a wide variety of end uses, including industrial and technology uses. Purchasers of official coins and high-karat jewelry, frequently are motivated by investment considerations, so that net private bullion purchases alone do not necessarily represent the total investment activity in precious metals.

The potential profitability of Montana's prospective business is significantly affected by changes in the market price of precious metals. The market prices of precious metals can fluctuate widely and are affected by numerous factors beyond
Montana's control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar and other currencies, interest rates, central bank sales, forward sales by producers, global or regional political or economic events, and production and cost levels in major mineral producing regions. Further, the prices of precious metals sometimes are subject to rapid short term changes because of the speculative activities. The current demand for and supply of precious metals affect precious metals prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of precious metals consists of a combination of new mine production and existing stocks of bullion and fabricated precious metals held by governments, public and private individuals. As the amounts produced in any single year constitute a very small portion of the total potential supply of precious metals, normal variations in current production do not necessarily have a significant impact on the supply of precious metals or on their prices. The result being that markets for precious metals generally are characterized by volatile prices.

Competition

The mining industry is fragmented and very competitive. A high degree of competition exists to obtain favorable mining properties and suitable mining prospects for drilling, exploration and mining operations. Montana will encounter significant competition from companies presently engaged in the mining industry. Generally, all of these competitive companies are substantially larger than Montana and have substantially greater resources and operating histories.
For example, major gold mining competitors include publicly traded companies such as Barrick Gold Corporation with a current market capitalization of approximately $5 billion, and Newmont Mining with a current market capitalization of approximately $2 billion, as well as Anglogold Ltd., Placer
Dome, Freeport-McMoran, Gold Fields Ltd., Homestake Mining, Pioneer Group, and
Stillwater Mining, all of which have public market capitalizations of approximately $1 billion or more. Accordingly, there can be no assurance that Montana will be successful in competing with existing and emerging companies in the mining industry.

Our competitive position in this market is that of a new, extremely small newcomer. Our plan to compete in this industry is based on our exclusive option to explore and remove gold from our property, which prevents our competitors from exploring or removing gold from it. Readily available gold markets exist in the United States and around the world where we will be able to sell any gold we recover.

Government Regulation and Environmental Concerns

The Company's exploration operations will be subject to substantial government regulation, including federal, state and local laws concerning land use and environmental protection. Legislation and implementing regulations adopted or proposed by the United States Environmental
Protection Agency, the Bureau of Land Management and comparable agencies in various states directly and indirectly affect the exploration efforts in the United States. These laws and regulations address potential contamination of air, soil and water. In particular, legislation such as the Federal Water
Pollution Control Act, the Comprehensive Environmental Response and the
Compensation and Liability Act impose effluent standards, new source performance standards, air quality and emission standards, waste disposal requirements and other requirements with respect to exploration operations.

The Company generally will be required to mitigate long term environmental impacts by stabilizing, contouring, reshaping and revegetating various portions of a site once exploration is completed. The Company plans to reclaim land concurrently with exploration efforts. The Company believes that reclamation expenses will not be material. Compliance with the foregoing laws and regulations can increase the costs associated with exploration activities. It is possible that the costs and delays associated with compliance to such laws and regulations could become such that the Company would be unable to proceed with its exploration efforts.

Although the Company believes that its prospective exploration activities will be conducted in compliance with all present health, safety and environmental rules and regulations, there is always some uncertainty associated with such due to the complexity and application of such rules and regulations. The Company does not anticipate that compliance with existing environmental laws and regulations will have a material impact on its prospective earnings in the foreseeable future, however possible future health, safety and environmental legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in the Company's activities to an extent that cannot be predicted.

Employees

The Company is an exploration stage company and currently has no employees. The
Company is currently managed by Ruairidh Campbell, its sole officer and a director. The Company looks to Mr. Campbell for his entrepreneurial skills and talents. Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. The Company will hire field geologists to implement the initial exploration on a consulting basis. When the decision is made to hire full time employees, a portion of any employee compensation likely would include the right to acquire stock in the Company, which would dilute the ownership interest of holders of existing shares of its common stock.

Reports to Security Holders.

The Company's annual report will contain audited financial statements. The
Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders unless requested by same. The Company files all of its required information with the Securities and Exchange Commission ("SEC").

The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W.,
Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have also been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures.
Certain stock exchanges currently require companies to adopt formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.
Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. It is likely that we will adopt a provision for compensating directors in the future.

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

ITEM 3.           LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceeding

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

                                     PART II

                  ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE
                  REGISTRANT'S COMMON
                  EQUITY AND OTHER SHAREHOLDER MATTERS

The Company currently has no public trading market. The Company may file a Form
15c-(2)(11) in an effort to obtain a quote on the NASD over-the-counter bulletin board to create a public market. Management believes that the creation of a public trading market for the Company's securities would make the Company a more attractive candidate for funding its plan of operation. However, there is no guarantee that the Company would obtain a quote on the NASD over-the-counter bulletin board, or that a public market for the Company's securities would develop, or, if such a market did develop, that it would continue, even if a quote on the NASD over the counter bulletin board was obtained.





Record Holders

As of March 14, 2003, there were approximately 118 shareholders of record holding a total of 6,312,900 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.






                      ITEM 6 MANAGEMENTS PLAN OF OPERATION

Plan of Operations

The following plan of operation should be read in conjunction with the Financial
Statements and accompanying notes and the other financial information appearing elsewhere in this report. The financial information presented is audited for the periods ended December 31, 2001 and December 31, 2002. Our fiscal year end is December 31.

This report contains forward-looking statements, the accuracy of which involve risks and uncertainties. Words such as "anticipates," "believes," "plans,"
"expects," "future," "intends" and similar expressions are used to identify forward-looking statements. This report also contains forward-looking statements attributed to certain third parties relating to the prospect of exploring an economically feasible ore body on the Dobler Mine property. The shareholders should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. The Company's actual results could differ materially from those anticipated in these forward-looking statements. .

Results of Operations

During the period from December 7, 1999 through December 31, 2002, the Comapny has engaged in no significant operations other than organizational activities, the execution of an option purchase agreement for the purpose of exploring the Dobler Mine property and preparation for registration of its securities under the Securities Act. The Company did not receive revenue during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, accounting costs, expenses associated with registration under the Securities Act, expenses associated with maintaining our registration under the Exchange Act and expenses associated with initiating our exploration program. The Company does not anticipate generating any revenues until such time as exploration efforts are determined successful, otherwise, the Company may continue to operate at a loss.

The Company's intention is to explore the Dobler Mine property for the purpose of identifying economically recoverable mineralization that might lead to the production of precious metals.

Net Loss

For the period from December 7, 1999 to December 31, 2002, the Company recorded an operating loss of $36,817. This lack of profitability is attributable to general and administrative expenses of $21,817 associated with a start up venture and $15,000 attributable to the option agreement. We did not generate any revenues during this period. There can be no assurance that the Company will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999 to December 31, 2002.






Liquidity and Capital Resources

At December 31, 2002, the Company had current assets of $79,234 and total assets of $79,234. These assets consist of $79,234 cash on hand. Net stockholders' equity in the Company was $72,565 at December 31, 2002. The Company is in the exploration stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders' equity.

Cash flow provided from the issuance of common stock was $104,375 for the period from December 7, 1999 to December 31, 2002. On December 10, 1999, a total of
1,000,000 pre-reverse shares of common stock were issued for cash. The shares were issued at $0.001, and we received $1,000. On December 15, 1999, a total of 37,500 pre-reverse shares of common stock were issued for cash. The shares were issued at $0.01, and we received $375. On March 28, 2001, a total of 520,000 pre-reverse shares of common stock were issued for cash. The shares were issued at $0.006, and we received $3,000. Cash flow provided from the receipt of related party loans was $2,500 for the period from December 7, 1999 to December
31, 2002. The loan is unsecured, non-interest bearing and has no certain date for repayment. Organizational expenses were funded by these financing activities and expensed to operations. On August 26, 2002, a total of 5,000,000 post-reverse shares of common stock were issued for cash. The shares were issued at $0.02, and we received $100,000.

The Company's current assets are sufficient to conduct its plan of operation over the next eighteen (18) months. Should the Company's cash requirements over the period exceed its current assets, the Company would be forced to seek a loan or other source for operational funding. The Company's major shareholders would be the most likely source of such funding but none have made any commitment for future investment.

Management believes that the Company has sufficient capital to satisfy contemplated cash requirements for at least eighteen (18) months following the effective date of this offering. In the event that this projection proves to be inaccurate, the Company could be required to seek funding to continue operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company's inability to obtain funding, if required, would have a material adverse affect on its operations. Although the Company has no obligation or commitment from any shareholder to provide funding to ensure that it continues as a going concern, based upon historical support, the Company does anticipate that should the need for additional funding arise, that its shareholders would continue to support the Company in the form of loans or equity placements.

Operational Milestones

The Company intends to embark on a three phase exploration program as described in the "Description of Business" section in an attempt to determine the economic feasibility of developing the Dobler Mine prospect for the extraction of precious metals. The Company must explore the Dobler Mine property to determine the presence of minerals, if any, that exist on its property. Should the Company's exploration efforts determine mineralization, it must then determine whether these metals exist in sufficient quantity to economically justify future extraction and processing.

The Company makes no claim at this time that any precious metals exist on the Dobler Mine property.






The Company does not expect to receive revenues within its first 12 months of operation nor ever, should it fail to identify precious metals in an amount economically feasible to extract. However, should the Company discover precious metals that could be favorably extracted under economically attractive terms, it would still not expect revenues until after the completion of its three phase exploration program.

Going Concern

The Company's auditors have expressed an opinion as to the Company's ability to continue as a going concern as a result of an accumulated deficit of $36,817 as of December 31, 2002. The Company's ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management's plan to address the Company's ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company's securities; (3) establishing revenues from potential precious metals production; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

                          ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2002 are attached hereto as pages F-1 through F-11.






                              MONTANA MINING CORP.
                       (Formerly Aswan Investments, Inc.)
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


























                              MONTANA MINING CORP.
                       (Formerly Aswan Investments, Inc.)
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                           December 31, 2002 and 2001































                              MONTANA MINING CORP.
                       (Formerly Aswan Investments, Inc.)
                         (An Exploration Stage Company)

                                      INDEX



                                                                                        Page
Independent Auditors' Report                                                            F-2

Balance Sheets                                                                          F-3

Statements of Operations                                                                F-4

Statements of Stockholders' Equity (Deficit)                                            F-5

Statements of Cash Flows                                                                F-6

Notes to Financial Statements                                                           F-7







                          INDEPENDENT AUDITORS' REPORT

To the Stockholders' and
Board of Directors of
Montana Mining Corp. (formerly Aswan Investments, Inc.)

We have audited the accompanying balance sheets of Montana Mining Corp.
(formerly Aswan Investments, Inc.) (an exploration stage company), as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montana Mining Corp. (an exploration stage company), as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

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


JONES SIMKINS LLP
Logan, Utah
February 24, 2003







                                                MONTANA MINING CORP.
                                         (Formerly Aswan Investments, Inc.)
                                         ----------------------------------
                                            (An Exporation Stage Company)
                                                   BALANCE SHEETS

                      December 31, 2002 and 2001

                                ASSETS                                                      2002              2001
                                ------

Current assets:
  Cash                                                                         $          79,234                65

     Total current assets                                                      $          79,234                65


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
  Accounts payable                                                              $          4,169             3,089
  Related party payable                                                                    2,500             2,500

     Total current liabilities                                                             6,669             5,589

Stockholders' equity (deficit:)
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                                          -                    -
    Common stock, $.001 par value, 45,000,000 shares
      authorized, 6,312,900 and 1,312,900 shares issued                                    6,313             1,313
      and outstanding, respectively
    Additional paid-in capital                                                           103,069             8,069
    Deficit accumulated during the exploration stage                                    (36,817)          (14,906)

     Total stockholders' equity (deficit)                                                 72,565           (5,524)

     Total liabilities and stockholders' equity (deficit)                       $         79,234                65












                                                    MONTANA MINING CORP.
                                             (Formerly Aswan Investments, Inc.)
                                             ----------------------------------
                                               (An Exploration Stage Company)
                                                  STATEMENTS OF OPERATIONS
                                           Years Ended December 31, 2002 and 2001




                                                                                                             Cumulative
                                                                     2002                  2001                Amounts
                                                               -----------------     -----------------    -----------------
Revenue                                                    $                   -                     -                    -

General and administrative costs                                          21,911                 3,865               36,817
                                                               -----------------     -----------------    -----------------

               Loss before income taxes                                 (21,911)               (3,865)             (36,817)


Provision for income taxes                                                     -                     -                    -
                                                               -----------------     -----------------    -----------------

               Net loss                                    $            (21,911)               (3,865)             (36,817)
                                                               =================     =================    =================


Loss per common share - basic and diluted                  $                   -                     -
                                                               =================     =================


Weighted average common shares -
   basic and diluted                                                   3,053,000             1,300,000
                                                               =================     =================









                              MONTANA MINING CORP.
                              --------------------
                       (Formerly Aswan Investments, Inc.)
                       ----------------------------------
                         (An Exploration Stage Company)
                                  STATEMENTS OF
                              STOCKHOLDERS' EQUITY
                          (DEFICIT) December 7, 1999 (
                              Date of Inception) to
                                December 31, 2002
                                                                                                                            Deficit
                                                                                                                         Accumulated
                                                                                                              Additional  During the
                                            Preferred Stock                 Common Stock      Paid-in        Exploration
                                       --------------------   --------------------------
                                       Shares      Amoun       Shares          Amount         Capital           Stage         Total
                                                     t
(date of inception)                    ------    ----------   ------------   -----------    ------------   ---------------   ------
Balance at December 7, 1999                -    $         -              - $          -   $           -  $                -$      -
Issuance of common stock for:
    Cash                                   -              -        114,500           115             795                   -    910
    Stock subscription receivable          -              -         93,000            93             372                   -    465
Net loss                                   -              -               -             -                -           (910)    (910)
                                       ------    ----------   ------------   -----------    ------------   ---------------   ------

Balance at December 31, 1999               -              -        207,500           208           1,167             (910)      465

Issuance of common stock for services      -              -      1,001,400         1,001           4,006                   -  5,007

Net loss                                   -              -               -            -               -          (10,131)   0,131)
                                       ------    ----------   ------------   -----------    ------------   ---------------   ------

Balance at December 31, 2000               -          -          1,208,900         1,209           5,173          (11,041)   4,659)

Issuance of common stock for cash          -              -        104,000           104           2,896                   -  3,000

Net loss                                   -              -               -            -               -           (3,865)   3,865)
                                       ------    ----------   ------------   -----------    ------------   ---------------   ------

Balance at December 31, 2001                                     1,312,900         1,313           8,069          (14,906)  (5,524)

Issuance of common stock for cash          -          -          5,000,000      5,000          95,000             -          100,000

Net loss                                   -          -                   -       -               -
                                                                                                              (21,911)      (21,911)
                                       ------    ----------   ------------   -----------    ------------   --------------- ---------

Balance at December 31, 2002               -    $     -          6,312,900      6,313      $   103,069                       72,565
                                                                            $                             $   (36,817)      $
                                       ======    ==========   ============   ===========    ============   ===============   ======







                                                   MONTANA MINING CORP.
                                            (Formerly Aswan Investments, Inc.)
                                            ----------------------------------
                                              (An Exploration Stage Company)
                                                 STATEMENTS OF CASH FLOWS
                                          Years Ended December 31, 2002 and 2001

                                                                                                         Cumulative
                                                                           2002              2001               Amounts
Cash flows from operating activities:
    Net loss                                                $  (21,911)                   (3,865)              (36,817)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
          Stock compensation expense                                           -                  -               5,007
          Increase in accounts payable                                    1,080               359                 4,169

         Net cash used in operating activities                         (20,831)           (3,506)              (27,641)

Cash flows from investing activities:                                          -                  -                   -

Cash flows from financing activities:
  Increase in related party payable                                            -                  -               2,500
  Decrease in stock subscription receivable                                    -                  -                 465
  Issuance of common stock                                              100,000             3,000               103,910

       Net cash provided by financing activities                        100,000             3,000               106,875


       Net increase (decrease) in cash                                   79,169             (506)                79,234

Cash, beginning of period                                                    65               571                     -

Cash, end of period                                         $  79,234                          65                79,234








                              MONTANA MINING CORP.
                        (Formerly Aswan Investment, Inc)
                        --------------------------------
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

      Note 1 - Organization and Summary of Significant Accounting Policies

Organization

The Company was organized under the laws of the State of Nevada on December 7, 1999 (date of inception). The Company proposes to seek business ventures that will allow for long-term growth. Further, the Company is considered an exploration stage company as defined in SFAS No. 7 and has not, thus far, commenced planned principal operations.

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

                               Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The
Company does not have any stock options or warrants outstanding at December 31, 2002 and 2001.



Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

Concentration of Credit Risk








                              MONTANA MINING CORP.
                        (Formerly Aswan Investment, Inc)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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


Note 2 - Going Concern

As of December 31, 2002, the Company's revenue generating activities are not in place, and the Company has incurred a loss for the year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.








                              MONTANA MINING CORP.
                        (Formerly Aswan Investment, Inc)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 3 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                               Years Ended
                                                            December 31,                    Cumulative
                                                 ----------------------------
                                                   2002                   2001                Amounts
                                                   ----                   ----               ---------

Income tax benefit at statutory rate        $      4,000                    -                    6,000
Change in valuation allowance                     (4,000)                   -                  (6,000)
                                                  -------               ---------               ------

                                            $      -                        -                    -
                                               =========               =========             =========




Deferred tax assets are as follows at December 31:

                                                   2002                      2001
                                                   ----                      ----

Operating loss carry forwards               $      6,000                   2,000
Valuation allowance                               (6,000)                 (2,000)
                                                  -------                 -------

                                            $      -                       -
                                               =========               =========

The Company has net operating loss carry forwards of approximately $37,000, which begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carry forwards can be utilized.


Note 4 - Supplemental Cash Flow Information

The Company paid interest in the amount of $0 and $48 for the years ended
December 31, 2002 and 2001.

No amounts have been paid for income taxes since inception.






                              MONTANA MINING CORP.
                        (Formerly Aswan Investment, Inc)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                  Note 5 - Fair Value of Financial Instruments

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

As of December 31, 2002 and 2001, no stock options had been issued under this plan.


Note 7 -Related Party Transactions

At December 31, 2002 and 2001, the Company has a related party payable of $2,500 due to an officer of the Company. The payable is unsecured, non-interest bearing and due on demand.


Note 8 - Reverse Common Stock Split

Effective July 17, 2002, the Company approved a 1-for-5 reverse common stock split. All common share amounts and per share information have been retroactively adjusted to reflect this common stock split in the accompanying financial statements.

Note 9 - Option to Purchase Property

On July 19, 2002, the Company entered into an option agreement with Monument
Resources, Inc. The option agreement grants to the Company the exclusive right to acquire a 100% interest in mining property located in the state of Montana, subject to a net smelter royalty of 3% in consideration of certain option payments and expenditures to be satisfied over the next two years. The option agreement may be terminated within 30 days notice. The Company satisfied an initial option payment of $15,000 and must make two successive option payments by certain dates in order to complete the purchase of the





                              MONTANA MINING CORP.
                        (Formerly Aswan Investment, Inc)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

property. In addition, the Company must incur a determined amount of exploration expenses to acquire the interest in the property. As of December 31, 2002 the Company has not made any significant exploration expenditures. The remaining option payments and the determined amount of exploration expenses with the respective performance dates are as follows:

         Option Payments                                     Amount           Due Date

         Second option                                        5,000           September 1, 2003
         Final purchase payment                             200,000           September 1, 2004

         Exploration Expenditures                            Amount           Due Date

         Initial Exploration                                 30,000           September 1, 2003
         Secondary Exploration                               30,000           September 1, 2004

Should the Company's exploration expenditures in any given period exceed the minimum amount required by the option agreement, then that amount in excess is to be credited to the following periods. The Company manages all exploration work carried out on the property.

Note 10 - Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 143, Accounting for Asset Retirement
Obligations (SFAS 143). This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The statement is effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS 143 to have a significant impact on the financial position or results of operations of the Company.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial
Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64,
Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145).  This
Statement changes the method for reporting gains on the extinguishment of debt and eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also





                              MONTANA MINING CORP.
                        (Formerly Aswan Investment, Inc)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management does not expect the adoption of SFAS 145 to have a significant impact on the financial position or results of operations of the Company.

In June 2002, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 146, Accounting for Costs Associated with
Exit or Disposal Activities (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity
(including Certain Costs Incurred in a Restructuring)."

The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a significant impact on the financial position or results of operations of the Company.










             ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS O
              ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no changes in or disagreements with its accountants, as to accounting or financial disclosure over the two most recent fiscal years.

PART III

              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
              CONTROL PERSONS

The officers and directors of the Company as of March 14, 2003 are as follows:

Name                        Age     Position

Ruairidh Campbell           39      president, chief financial officer and director

Dr. Stewart Jackson              61         director

Ruairidh Campbell

On December 10, 1999, Mr. Campbell was elected as an officer and director of the Company. He estimates that he will spend approximately 10 percent of his time, approximately 5 hours per week, on the Company's business during the next 12 months. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until the first annual meeting of the Company's shareholders and his successor is elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris
Doctorate with an emphasis in corporate law, including securities and taxation.
Over the past five years he has been an officer and director of several public companies: InvestNet, Inc. a mineral resource exploration company from February
2000 to present (president, chief financial officer, director), Allied Resources
Inc., an oil and gas development company from 1998 to present (president, chief financial officer, director), NovaMed, Inc. a manufacturer of medical devices from 1995 to present (president, chief financial officer, director), Secured
Data, Inc. (formally known as EnterNet, Inc.) a data collection company from February 2000 to July 2001 (president, chief financial officer, director) and Canadian Metals Exploration Ltd. a mineral resource development company from 1995 to May 2001 (president, chief financial officer, director).

Dr. Stewart Jackson

On September 2, 2002, Dr. Jackson was appointed as a director of the Company. He will serve until the first annual meeting of the Company's shareholders and his successor is elected and qualified.









Dr. Jackson graduated from the University of Western Ontario with a Bachelor of Science in Geology, obtained a Master of Science degree from the University of Toronto in Stratigraphy and Mineral Deposits and earned a Ph.D. in Stratigraphy and Economic Geology from the University of Alberta. He is actively involved in the exploration and development of both base and precious metal deposits in a wide range of environments for both large and small companies. Over the past five years he has been an officer and director of several public companies:
Monument Resources, Inc. an oil and gas development company from 1998 to present
(director), Little Squaw Gold Mining, Co. a mineral resource exploration company from 1990 to present (vice-president, director), Iconet, Inc. a mineral resource exploration company from 2001 to present (director), Continental Precious
Minerals, Ltd. a mineral resource exploration company from 1989 to present
(director), Canadian Metals Exploration Ltd. a mineral resource exploration company from 1997 to present (president, director), World Ventures, Inc. a mineral resource exploration company from 1992 to present (vice-president, director), Starfire Minerals Ltd. a mineral resource exploration company from 1997 to present (director), Inspiration Mining Ltd. a mineral resource exploration company from 2002 to present (president and director), Allied
Resources, Inc. an oil and gas development company from 1998 to present
(director) and InvestNet, Inc. a mineral exploration company from 2000 to 2002
(director).

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following individuals who during the period ended
December 31, 2002 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Ruairidh Campbell failed to file a Form 3 or Form 5 despite being a director and officer of the Company.

Dr. Stewart Jackson failed to file a Form 3 or Form 5 despite being a director of the Company.

ITEM 10.        EXECUTIVE COMPENSATION

The following table provides summary information for the years 2002, 2001 and 2000 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of president and the only other employee to receive compensation in excess of $100,000.

                                             SUMMARY COMPENSATION TABLE


                                         Annual Compensation                          Long Term Compensation
                                                                     --------------------------------------------------------

                                                                               Awards                       Payouts

   Name and Principal                                                      Restricted      Securities                   All Other
        Position                                         Other Annual        Stock         Underlying                  Compensation
                                    Salary     Bonus     Compensation       Award(s)        Options        LTIP            ($)
                           Year      ($)        ($)           ($)             ($)             SARs        payouts
                                                                                              (#)           ($)
------------------------ -------- ---------- --------- ----------------- --------------  -------------- -----------  --------------
   Ruairidh Campbell,    2002         -          -             -               -               -             -              -
    President, Chief     2001         -          -             -               -               -             -              -
 Financial Officer and   2000         -          -             -               -               -             -              -
        Director
------------------------ -------- ---------- --------- ----------------- --------------  -------------- -----------  --------------







Compensation of Directors

The Company's directors are not currently compensated for their service as directors of the Company.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND
              MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of March 14, 2003, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.


  Title of Class             Name and Address of                 Amount and nature of              Percent of Class
                            Beneficial Ownership                 Beneficial Ownership
-------------------  ----------------------------------- -------------------------------------  -----------------------
      Common                  Ruairidh Campbell                         600,000                          9.5%
       Stock                600 Westwood Terrace                         Legal
                             Austin, Texas 78746
-------------------  ----------------------------------- -------------------------------------  -----------------------
      Common                 Dr. Stewart Jackson                           0                              0%
       Stock                 6025 So. Eaton Lane
                          Littleton, Colorado 80123
-------------------  ----------------------------------- -------------------------------------  -----------------------
      Common             All Executive Officers and                     250,000                          9.5%
       Stock                Directors as a Group
-------------------  ----------------------------------- -------------------------------------  -----------------------

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, no director, executive officer, nominee for election as a director of the Company, or an owner of five percent of more of the Company's outstanding shares, or any member of their immediate family, has entered into any related transaction.

These transactions are further detailed in the following paragraphs.

The Company's promoters, meaning the people who originally organized the company, include Ruairidh Campbell. The only things of value Mr. Campbell has received from the Company have been the following:

            o 500,000 (pre-reverse split) shares of common stock, fo which he paid $500 cash, representing a pre-reverse split purchase price of $0.01 per share
             o2,500,000 (pre-reverse split) shares of common stock, valued at $0.001 or par value for services rendered.

These transactions are further detailed in the following paragraphs.

On December 10, 1999, the Company issued 500,000 (pre-reverse split) shares of common stock at $0.001 for a total of $500 to Ruairidh Campbell. Mr. Campbell was an officer and director at the time of issuance.







On January 12, 2000, the Company issued 2,500,000 (pre-reverse split) shares of common stock, valued at $0.001 or par value for services rendered in connection with the formation of the Company and the drafting of Form 10-SB documentation for submission to the SEC. Mr. Campbell was an officer and director at the time of issuance.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits. Exhibits required to be attached by Item 601
                                    --------
              of Regulation S-B are listed in the
              Index to Exhibits beginning on page 20 of this Form 10-KSB, which is incorporated herein by reference.

             (b) Reports on Form 8-K. The Company filed no Form 8K's
                               -------------------
              during the last quarter of the period
              covered by this Form 10-KSB.

ITEM 14.   CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company.
The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.












                                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of March, 2003



Montana Mining Corp.


/s/Ruairidh Campbell
-----------------------------------------------------------------
Ruairidh Campbell, President/CFO and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                               Title                                            Date
/s/ Ruairidh Campbell                   Director                                         March 14th , 2003
------------------------------
Ruairidh Campbell


/s/ Dr. Stewart Jackson                 Director                                         March 14, 2003
-----------------------
Dr. Stewart Jackson






















     CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF
      1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-
                                OXLEY ACT OF 2002

I, Ruairidh Campbell, president and chief financial officer of Montana Mining Corp. certify that:

1. I have reviewed this annual report on Form 10-KSB of Montana Mining Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Ruairidh Campbell
Ruairidh Campbell, president and chief financial officer








                                                 INDEX TO EXHIBITS

Exhibit               Page
No.                   No.           Description

3(i)(a)                 *       Articles of Incorporation of
                                the Company, formally known as Aswan
                                Investments, Inc. (incorporated herein
                                by reference from Exhibit No. 3(i)
                                of the Company's Form 10-SB as filed
                                with the SEC on February 3, 2000).

3(i)(b)                 *       Amendment to Articles of
                                Incorporation filed with the State of Nevada
                                on August 5, 2002 (incorporated herein
                                by reference from Exhibit No.
                                3(i)(b) of the Company's Form 8-K as
                                filed with the SEC on August 15, 2002).

3(ii)                   *       By-laws of the Company adopted on
                                December 10, 1999 formally
                                known as Aswan Investments, Inc.
                                (incorporated herein by reference
                                from Exhibit No. 3(i) of the Company's
                                Form 10-SB as filed with the SEC on February 3, 2000).

10(i)                   *       Option Purchase Agreement between the Company and Monument
                                Resources, Inc. dated July 19, 2002
                                (incorporated herein by reference
                                from Exhibit No. 10(i) of the Company'
                                Form 10-QSB/A filed with the SEC on November 8, 2002).

23(i)                   *       Consent of Joseph Anzman, Registered
                                Geophysicist dated November
                                23, 2002 (incorporated herein by
                                reference from Exhibit 23(i) of the
                                Company's Form SB-2/A-2 filed with the
                                SEC on November 29, 2002).

99.1                    22      Certification Pursuant to 18
                                U.S.C. Section 1350, Section
                                906 of the Sarbanes-Oxley Act
                                of 2002

            * Incorporated by reference from previous filings of the
                             Company.



















                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Montana Mining Corp. ("Company") on Form
10-KSB for the period ending December 31, 2002 as filed with the Commission on the date hereof, I, Ruairidh Campbell, president and chief financial officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This 10-KSB complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange
Act; and

(2) The financial information contained in this Form 10-KSB fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ruairidh Campbell
Ruairidh Campbell, President and Chief Financial Officer


