Form 10QSB
period 2003-03-31
MONTANA MINING CORP
filed 2003-05-14
CIK 1104672

Microsoft Word 10.0.2627;11

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

   [  ]  Transition  report  under  Section  13 or  15(d)  of the  Securities
         Exchange  Act of 1934  for the  transition  period  from
                      to               .
         ------------    --------------


                        Commission file number: 000-29321


                              MONTANA MINING CORP.
                 (Formerly known as "Aswan Investments, Inc..")
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


                                 (801) 582-9609
                         (Registrant's telephone number)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No


The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of May 13, 2003 was 6,312,900.



                                TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS....................................................      3

Unaudited Balance Sheet as of March 31, 2003.......................................... 4

Unaudited Statement of Operations for the three months ended March 31, 2003 and
2002 and the period since Date of Inception to March 31, 2003......................... 5

Unaudited Statement of Cash Flows for the three months ended March 31, 2003 and
2002 and the period since Date of Inception to March 31,
2003.....................                                                              6

Notes to Unaudited Financial Statements..............................................  7
ITEM 2.  MANAGEMENT'S PLAN OF OPERATION...................................             8

ITEM 3.  CONTROLS AND PROCEDURES..............................................         8


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................          9

SIGNATURES........................................................................... 10

INDEX TO EXHIBITS.................................................................... 11

















PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Montana Mining Corp. (formerly known as "Aswan Investments, Inc.), a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.













































                                                     MONTANA MINING CORP.
                                                  (A Development Stage Company)
                                                     UNAUDITED BALANCE SHEET
                                                        March 31, 2003


                                           ASSETS

Current assets - cash                                                                             $                 77,180
                                                                                                     ---------------------

     Total current assets                                                                         $                 77,180
                                                                                                     =====================


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                               $                  5,639
   Related party payable                                                                                             2,500
                                                                                                     ---------------------

     Total current liabilities                                                                                       8,139
                                                                                                     ---------------------


Commitments                                                                                                              -

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares

     authorized, no shares issued and outstanding                                                                        -
   Common stock, $.001 par value, 45,000,000 shares
     authorized, 6,312,900 shares issued and outstanding                                                             6,313
   Additional paid-in capital                                                                                      103,069
   Deficit accumulated during the exploration stage                                                               (40,341)
                                                                                                     ---------------------

     Total stockholders' equity                                                                                     69,041
                                                                                                     ---------------------

     Total liabilities and stockholders' equity                                                   $                 77,180
                                                                                                     =====================


                              The accompanying notes are an integral part of
these financial statements.





                                                MONTANA MINING CORP.
                                           (A Development Stage Company)
                                         UNAUDITED STATEMENTS OF OPERATIONS


                                                                      Three Months Ended
                                                                          March 31,                  Cumulative
                                                                -------------------------------
                                                                    2003             2002             Amounts
                                                                --------------   --------------    ---------------


Revenue                                                     $               -                -                  -

General and administrative costs                                        3,524            2,558             40,341
                                                                --------------   --------------    ---------------

     Loss before income taxes                                         (3,524)          (2,558)           (40,341)



Provision for income taxes                                                  -                -                  -
                                                                --------------   --------------    ---------------

     Net Loss                                               $         (3,524)          (2,558)           (40,341)
                                                                ==============   ==============    ===============



Loss per common share - basic and diluted                   $               -                -
                                                                ==============   ==============

Weighted average common shares -
   basic and diluted                                                6,313,000        6,565,000
                                                                ==============   ==============


                 The accompanying notes are an integral part of
                          these financial statements.
















                                                 MONTANA MINING CORP.
                                             (A Development Stage Company)
                                          UNAUDITED STATEMENTS OF CASH FLOWS


                                                                           Three Months Ended
                                                                               March 31,                   Cumulative
                                                                    ---------------------------------
                                                                         2003              2002             Amounts
                                                                    ---------------   ---------------    ---------------
Cash flows from operating activities:

Net loss                                                        $          (3,524)           (2,558)           (40,341)
   Adjustments to reconcile net loss to net cash
     used in operating activities:

       Stock compensation expense                                                -                 -              5,007

       Increase (decrease) in accounts payable                               1,470             2,543              5,639
                                                                    ---------------   ---------------    ---------------


          Net cash used in operating activities                            (2,054)              (15)           (29,695)
                                                                    ---------------   ---------------    ---------------


Cash flows from investing activities:                                            -                 -                  -
-------------------------------------
                                                                    ---------------   ---------------    ---------------

Cash flows from financing activities:

   Increase in related party payable                                             -                 -               2,500

   Decrease in stock subscription receivable                                     -                 -                 465

   Increase in common stock                                                      -                 -             103,910
                                                                    ---------------   ---------------    ---------------


       Net cash provided by financing activities                                 -                 -             106,875
                                                                    ---------------   ---------------    ---------------



          Net increase (decrease) in cash                                  (2,054)              (15)              77,180


Cash, beginning of period                                                   79,234                65                   -
                                                                    ---------------   ---------------    ---------------


Cash, end of period                                             $           77,180                50              77,180
                                                                    ===============   ===============    ===============



                 The accompanying notes are an integral part of
                          these financial statements.





                              MONTANA MINING CORP.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 2003



Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.


























ITEM 2.

MANAGEMENT'S PLAN OF OPERATION

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements.
Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

Plan of Operation

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified.

The Company projects that if no acquisition candidate is found for the Company within the next twelve months its operating requirements will not exceed $5,000.
Further, the Company's president, Ruairidh Campbell will provide his expertise in preparing the necessary documentation to keep the Company current with its reporting requirements with the SEC and those costs will accrue on the Company's balance sheet.

Nonetheless, the Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. Any decision to participate in a specific business opportunity will be made based upon a Company analysis of the merits of the prospective business based on objective criteria.


ITEM 3.  CONTROLS AND PROCEDURES

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.










































                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of May, 2003.




MONTANA MINING CORP.



/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Executive Officer, Chief Financial Officer and Director




































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

10(i)                 *             Option Purchase Agreement between the Company and Monument
                                    Resources, Inc.  dated July 19, 2002 (incorporated herein by reference from Exhibit No. 10(i) of the Company's Form 10-QSB/A filed with the
                                    SEC on November 8, 2002).

99.1                  12            Certification Pursuant to 18 U.S.C. Section 1350, Section
                                    906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from previous filings of the Company.





















EXHIBIT 99.1

        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Ruairidh Campbell, sole executive officer, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This quarterly report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The financial information contained in this quarterly report fairly represents, in all material respects, the financial condition and result of operations of the Company.



/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Executive Officer and Chief Financial Officer






