Form 10QSB
period 2003-06-30
MONTANA MINING CORP
filed 2003-07-17
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-QSB


(Mark One)
              [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

              [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition
         period from              to               .
                     ------------    --------------


                        Commission file number: 000-29321
                                                ---------


                              MONTANA MINING CORP.
                 (Formerly known as "Aswan Investments, Inc..")
                 ----------------------------------------------
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

                                                     Yes X No


The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of July 14, 2003 was 6,312,900.

                                TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS               ......................................................................3

Unaudited Balance Sheet as of June 30, 2003.......................................................................4

Unaudited Statement of Operations for the three and six months ended June 30, 2003 and 2002 and the period since Date of Inception to June 30, 2003..................................................5

Unaudited Statement of Cash Flows for the six months ended June 30, 2003 and 2002 and the period since Date of Inception to June 30, 2003..................................................6

Notes to Unaudited Financial Statements...........................................................................7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION...........................................................................8

ITEM 3.  CONTROLS AND PROCEDURES.................................................................................10


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................10

SIGNATURES.......................................................................................................11

INDEX TO EXHIBITS................................................................................................13






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








                              MONTANA MINING CORP.
                          (A Development Stage Company)
                             UNAUDITED BALANCE SHEET
                                  June 30, 2003


                               ASSETS

Current assets - cash                                                                   $            75,901
                                                                                          -----------------

Total current assets                                                                    $            75,901
                                                                                          =================


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                        $             5,569
Related party payable                                                                                 2,500
                                                                                          -----------------

Total current liabilities                                                                             8,069
                                                                                          -----------------

Commitments                                                                                               -

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding                                                              -
Common stock, $.001 par value, 45,000,000 shares
authorized, 6,312,900 shares issued and outstanding                                                   6,313
Additional paid-in capital                                                                          103,069
Deficit accumulated during the exploration stage                                                   (41,550)
                                                                                          -----------------

Total stockholders' equity                                                                           67,832
                                                                                          -----------------

Total liabilities and stockholders' equity                                              $            75,901
                                                                                          =================


    The accompanying notes are an integral part of these financial statements






                              MONTANA MINING CORP.
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF OPERATIONS


                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                       June 30,                     Cumulative
                                              ------------------------------    --------------------------
                                                    2003         2002           2003           2002                      Amounts
                                              ----------------- ------------    -----------   ------------    ------------------

Revenue                                   $           -                    -              -              -                     -

General and administrative costs                    1,208                460          4,733          3,018                41,550
                                              ----------------- ------------    -----------   ------------    ------------------

Loss before income taxes                           (1,208)             (460)        (4,733)        (3,018)              (41,550)


Provision for income taxes                            -                    -              -              -                     -
                                              ----------------- ------------    -----------   ------------    ------------------

Net Loss                                  $        (1,208)             (460)        (4,733)        (3,018)              (41,550)
                                              ================= ============    ===========   ============    ==================


Loss per common share - basic and diluted $           -                    -              -              -
                                              ================= ============    ===========   ============

Weighted average common shares -
basic and diluted                                     6,313,000    1,313,000      6,313,000      1,313,000
                                              ================= ============    ===========   ============


    The accompanying notes are an integral part of these financial statements







                              MONTANA MINING CORP.
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                          Six Months Ended
                                                                              June 30,                     Cumulative
                                                                ------------------------------------
                                                                      2003               2002               Amounts
                                                                -----------------  -----------------   ------------------
Cash flows from operating activities:
Net loss                                                    $            (4,733)              (3,018)            (41,550)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense                                                     -                    -               5,007
Increase (decrease) in accounts payable                                    1,400                2,988               5,569
                                                                -----------------  -----------------   ------------------

          Net cash used in operating activities                          (3,333)                 (30)            (30,974)
                                                                -----------------  -----------------   ------------------

Cash flows from investing activities:                                          -                    -                   -
-------------------------------------
                                                                -----------------  -----------------   ------------------

Cash flows from financing activities:
Increase in related party payable                                              -                    -               2,500
Decrease in stock subscription receivable                                      -                    -                 465
Increase in common stock                                                       -                    -             103,910
                                                                -----------------  -----------------   ------------------

Net cash provided by financing activities                                      -                    -             106,875
                                                                -----------------  -----------------   ------------------


          Net increase (decrease) in cash                                (3,333)                 (30)              75,901

Cash, beginning of period                                                 79,234                   65                   -
                                                                -----------------  -----------------   ------------------

Cash, end of period                                         $             75,901                   35              75,901
                                                                =================  =================   ==================


    The accompanying notes are an integral part of these financial statements







                              MONTANA MINING CORP.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 2003

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

General

The Company holds an option to explore, identify and develop a gold, silver and other precious metals property located in the vicinity of the city of Helena, Montana, known as the Dobler Mine property. The Dobler Mine property has a history of bulk tonnage sampling of precious metals. Based upon the information available from prior exploration of the area, we believe the possibility of exploring and identifying mineralization on the Dobler Mine property exists.

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

The Company intends to embark on a three phase exploration program in an attempt to determine the economic feasibility of developing the Dobler Mine property for the extraction of precious metals. The Company must explore the Dobler Mine property to determine the presence of minerals, if any, that exist on the property. Should the Company's exploration efforts determine mineralization, we must then determine whether these metals exist in sufficient quantity to economically justify future extraction and processing.

The Company makes no claim at this time that any precious metals exist on the Dobler Mine property.

The Company does not expect to receive revenues within its first 12 months of operation or ever, should exploration efforts fail to identify precious metals in an amount economically favorable to extract. However, should we discover precious metals that could be favorably extracted under economically attractive terms, the Company would still not expect revenues until after the completion of its three phase exploration program.

Losses

For the three month period from April 1, 2003 to June 30, 2003, the Company recorded an operating loss of $1,208. For the six months ended June 30, 2003, the Company recorded an operating loss of $4,733. This lack of profitability is attributable to expenses associated with accounting and administration. The
Company did not generate any revenues during this period.

The Company expects to continue to operate at a loss through fiscal 2003 and due to the nature of the Company's business, cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no funds on capital expenditures during the six month period ending June 30, 2003.

Capital Resources and Liquidity

The Company had current assets of $75,901 and total assets of $75,901 as of the quarter ended June 30, 2003. These assets consist of cash on hand of $75,901.
Net stockholders' equity in the Company was $67,832 at June 30, 2003.

Cash flow used in operating activities was $3,333 for the six months ending June
30, 2003. Cash was used during the first six months on accounting and administrative costs.

The Company has no current commitments or arrangements with respect to, or immediate sources of, additional financing and it is not anticipated that any existing stockholders will provide any portion of future financing. Further, no assurances can be given that any additional financing, when needed, will be available or available on acceptable terms. The inability to obtain additional financing when required would have a material adverse effect on the





 Company's operations, including requiring it to curtail its plans to explore the Dobler Mine property


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



PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits Exhibits required to be attached by Item 601 o
               --------
         Regulation S-B are listed in the
         Index to Exhibits on page 13 of this Form 10-QSB, and are incorporated herein by this reference.

           (b) Reports on Form 8-K. No reports on Form 8-K were filed
               -------------------
         during the period covered by
         this Form 10-QSB.





























                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of July, 2003.




MONTANA MINING CORP.



/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Executive Officer, Chief Financial Officer and Director





































     CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF
      1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-
                                OXLEY ACT OF 2002

I, Ruairidh Campbell, chief executive officer and chief financial officer of Montana Mining Corp. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Montana Mining Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer and Chief Financial Officer





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
                                        Form 10-QSB/A filed with the
                                        SEC on November 8, 2002).

99.1                    14              Certification Pursuant to 18
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































EXHIBIT 99.1

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Ruairidh Campbell, sole executive officer, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

                   (1) This quarterly report complies with the requirements of section 13(a) or 15(d) of the Securities
         Exchange Act of 1934; and

                 (2) The financial information contained in this
         quarterly report fairly represents, in all material
         respects, the financial condition and result of operations of the Company.



/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Executive Officer and Chief Financial Officer
July 15, 2003



















