Form 10QSB/A
period 2003-03-31
MONTANA MINING CORP
filed 2003-07-31
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

                                    Yes X No


The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of July 28, 2003 was 6,312,900.

                                TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

Unaudited Balance Sheet as of March 31, 2003..................................4

Unaudited Statement of Operations for the three months ended March 31, 2003 and
2002 and the period since Date of Inception to March 31, 2003.................5

Unaudited Statement of Cash Flows for the three months ended March 31, 2003 and 2002 and the period since Date of Inception to March 31,
2003..........................................................................6

Notes to Unaudited Financial Statements.......................................7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.......................................8

ITEM 3.  CONTROLS AND PROCEDURES.............................................10


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................10

SIGNATURES...................................................................11

INDEX TO EXHIBITS............................................................13

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

                              MONTANA MINING CORP.
                              --------------------
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF OPERATIONS


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















                                                 MONTANA MINING CORP.
                                                 --------------------
                                             (A Development Stage Company)
                                          UNAUDITED STATEMENTS OF CASH FLOWS


                                                                           Three Months Ended
                                                                               March 31,                   Cumulative
                                                                    ---------------------------------
                                                                         2003              2002             Amounts
                                                                    ---------------   ---------------    ---------------
Cash flows from operating activities:

Net loss                                                        $          (3,524)           (2,558)            (40,341)
   Adjustments to reconcile net loss to net cash
      used in operating activities:

         Stock compensation expense                                              -                 -               5,007

         Increase (decrease) in accounts payable                             1,470             2,543               5,639
                                                                    --------------   ---------------     ---------------


          Net cash used in operating activities                            (2,054)              (15)            (29,695)
                                                                    --------------   ---------------     ---------------


Cash flows from investing activities:                                            -                 -                   -
-------------------------------------
                                                                    ---------------   ---------------    ---------------

Cash flows from financing activities:

   Increase in related party payable                                             -                 -               2,500

   Decrease in stock subscription receivable                                     -                 -                 465

   Increase in common stock                                                      -                 -             103,910
                                                                    --------------   ---------------     ---------------


         Net cash provided by financing activities                               -                 -             106,875
                                                                    --------------   ---------------     ---------------



          Net increase (decrease) in cash                                  (2,054)              (15)              77,180


Cash, beginning of period                                                   79,234                65                   -
                                                                    --------------   ---------------     ---------------


Cash, end of period                                                     $   77,180                50              77,180
                                                                    ==============   ===============     ===============



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

Losses

For the three month period from January 1, 2003 to March 31, 2003, the Company recorded an operating loss of $3,524. This lack of profitability is attributable to expenses associated with accounting and administration. The Company did not generate any revenues during this period.

The Company expects to continue to operate at a loss through fiscal 2003 and due to the nature of the Company's business, cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no funds on capital expenditures during the six month period ending March 31, 2003.

Capital Resources and Liquidity

The Company had current assets of $77,180 and total assets of $77,180 as of the quarter ended March 31, 2003. These assets consist of cash on hand of $77,180.
Net stockholders' equity in the Company was $69,041 at March 31, 2003.

Cash flow used in operating activities was $2,054 for the three months ending
March 31, 2003. Cash was used during the first three months on accounting and administrative costs.

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits  Exhibits  required to be attached  by Item 601 of  Regulation
         --------
         S-B are listed in the Index to Exhibits on page 13 of this Form 10-QSB/A, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.  No reports on Form 8-K were filed during the
         -------------------
         period covered by this Form 10-QSB.



























                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 28th day of July, 2003.




MONTANA MINING CORP.



/s/ Ruairidh Campbell
---------------------
Ruairidh Campbell
Chief Executive Officer, Chief Financial Officer and Director



































  CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
             AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

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

Date: July 28, 2003


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



/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Executive Officer and Chief Financial Officer
July 28, 2003


