Form 10QSB
period 2003-09-30
MONTANA MINING CORP
filed 2003-11-03
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________ .

Commission file number: 000-29321
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

Yes XX No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of October 30, 2003 was 6.312.900.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS	_____3
Unaudited Balance Sheet as of September 30, 2003	_____4
Unaudited Statement of Operations for the three and nine months ended September 30,2003 and 2002 and the period since Date
of Inception to September 30, 2003	_____5
Unaudited Statement of Cash Flows for the nine months ended September 30, 2003 and 2002 and the period since Date
of Inception to September 30, 2003	_____6
Notes to Unaudited Financial Statements	_____7
ITEM 2. MANAGEMENT'S PLAN OF OPERATION	_____8
ITEM 3. CONTROLS AND PROCEDURES	_____10
PART II
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	_____10
SIGNATURES	_____11
INDEX TO EXHIBITS	_____12

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Montana Mining Corp., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

MONTANA MINING CORP
(A Development Stage Company)
UNAUDITED BALANCE SHEET
September 30, 2003
                                           ASSETS

Current assets - cash                                                                             $              62,453
                                                                                                     ---------------------

     Total current assets                                                                         $              62,453
                                                                                                     =====================

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                               $               5,943
   Related party payable                                                                                          2,500
                                                                                                     ---------------------

     Total current liabilities                                                                                    8,443
                                                                                                     ---------------------

Commitments                                                                                          -

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares

     authorized, no shares issued and outstanding                                                    -
   Common stock, $.001 par value, 45,000,000 shares
     authorized, 6,312,900 shares issued and outstanding                                                          6,313
   Additional paid-in capital                                                                                   103,069
   Deficit accumulated during the exploration stage                                                            (55,372)
                                                                                                     ---------------------

     Total stockholders' equity                                                                                  54,010
                                                                                                     ---------------------

     Total liabilities and stockholders' equity                                                   $              62,453
                                                                                                     =====================

                     The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS
                                                                            Three Months Ended                     Nine Months Ended
                                                                               September 30,                         September 30,                 Cumulative
                                                                     ----------------------------------    ----------------------------------
                                                                          2003               2002               2003               2002              Amounts
                                                                     ---------------    ---------------    ---------------    ---------------    ----------------

Revenue                                                          $                -                  -                  -                  -                   -

General and administrative costs                                             13,823             17,008             18,555             20,026              55,372
                                                                     ---------------    ---------------    ---------------    ---------------    ----------------

     Loss before income taxes                                              (13,823)           (17,008)           (18,555)           (20,026)            (55,372)

Provision for income taxes                                                        -                  -                  -                  -                   -
                                                                     ---------------    ---------------    ---------------    ---------------    ----------------

     Net Loss                                                    $         (13,823)           (17,008)           (18,555)           (20,026)            (55,372)
                                                                     ===============    ===============    ===============    ===============    ================

Loss per common share - basic and diluted                        $                -              (.01)                  -              (.01)
                                                                     ===============    ===============    ===============    ===============

Weighted average common shares -
   basic and diluted                                                      6,313,000          3,215,000          6,313,000          1,954,000
                                                                     ===============    ===============    ===============    ===============

                     The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended
                                                                            September 30,               Cumulative
                                                                    -------------------------------
                                                                        2003             2002             Amounts
                                                                    -------------    --------------    --------------
Cash flows from operating activities:

Net loss                                                        $       (18,555)          (20,026)          (55,372)
   Adjustments to reconcile net loss to net cash
     used in operating activities:

       Stock compensation expense                                              -                 -             5,007

       Increase (decrease) in accounts payable                             1,774             3,663             5,943
                                                                    -------------    --------------    --------------

         Net cash used in operating activities                          (16,781)          (16,363)          (44,422)
                                                                    -------------    --------------    --------------

Cash flows from investing activities:                               -                            -                 -
                                                                    -------------    --------------    --------------

Cash flows from financing activities:

   Increase in related party payable                                           -                 -             2,500

   Decrease in stock subscription receivable                                   -                 -               465

   Increase in common stock                                                    -           100,000           103,910
                                                                    -------------    --------------    --------------

         Net cash provided by financing activities                             -           100,000           106,875
                                                                    -------------    --------------    --------------

           Net increase (decrease) in cash                              (16,781)            83,637            62,453

Cash, beginning of period                                                 79,234                65                 -
                                                                    -------------    --------------    --------------

Cash, end of period                                             $         62,453            83,702            62,453
                                                                    =============    ==============    ==============

                     The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2003

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

At September 30, 2003 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about he ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources. The Company has acquired an interest in the Dobler Mine and is in the process of exploring for the production of precious metals. There can be no assurance that the Company will be successful in these efforts.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

When used in this discussion, the words “believes”, “anticipates”, “expects”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company’s business, in this report, as well as the Company’s periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

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

On July 19, 2002, the Company entered into an option purchase agreement with Monument Resources, Inc. The option purchase agreement grants to the Company the exclusive right to acquire a 100% fee simple interest in Dobler Mine property and mineral rights on surrounding property subject to a net smelter royalty of 3% in consideration of certain option payments, exploration expenditures and a purchase payment to be satisfied over the next two years. The Company has satisfied both the first and second option payments, in addition to funding the initial exploration expenditures. The option payments, the determined amount of exploration expenses with the respective performance dates and the purchase payment are as follows:

Option Payments	Amount	Due Date
First Option	$ 15,000	September 1, 2002
Second Option	$ 5,000	September 1, 2003
Exploration Expenditures	Amount	Due Date
Initial Exploration	$ 30,000	September 1, 2003
Secondary Exploration	$ 30,000	September 1, 2004
Purchase Payment	Amount	Due Date
Purchase Payment	$200,000	September 1, 2004

Should the Company’s exploration expenditures in any given period exceed that minimum amount required by the option purchase agreement, then that amount in excess is to be credited to the following period. The Company is to manage all exploration work to be carried out on the Dobler Mine property.

Operational Milestones

The Company has embarked on the first phase of its exploration program to determine the economic feasibility of developing the Dobler Mine property for the extraction of precious metals. The Company has now conducted field work on the property. The field work has included physically surveying the Dobler Mine property for prospective areas of mineralization through examination of areas where work had been done on the property and identified rock outcrops that are scattered throughout the property. The Company has collected rock and chip samples from such areas of interest. Samples have submitted for assay analysis. Assay results have indicated some areas of interest. The Company is now in the process of evaluating the assay results in order to better formulate the second phase of the Dobler Mine exploration program. Should the Company’s exploration efforts determine significant mineralization, it must then determine whether these metals exist in sufficient quantity to economically justify future extraction and processing.

The Company makes no claim at this time that any precious metals exist on the Dobler Mine property.

The Company does not expect to receive revenues within its first 12 months of operation or ever, should exploration efforts fail to identify precious metals in an amount economically favorable to extract. Further, even if the Company discovers precious metals on the Dobler Mine property that could be favorably extracted under economically attractive terms, the Company would still not expect any significant revenues until after the completion of its three phase exploration program.

Losses

For the three month period from July 1, 2003 to September 30, 2003, the Company recorded an operating loss of $13,823. For the nine months ended September 30, 2003, the Company recorded an operating loss of $18,555. This lack of profitability is attributable to expenses associated with accounting, administration and exploration expenses associated with the Dobler Mine property. The Company did not generate any revenues during this period.

The Company expects to continue to operate at a loss through fiscal 2003 and due to the nature of the Company’s business, cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no funds on capital expenditures during the nine month period ending September 30, 2003.

Capital Resources and Liquidity

The Company had current assets of $62,453 and total assets of $62,453 as of the quarter ended September 30, 2003. These assets consist of cash on hand of $62,453. Net stockholders’ equity in the Company was $54,010 at September 30, 2003.

Cash flow used in operating activities was $16,781 for the nine months ending September 30, 2003. Cash was used during the first nine months on accounting, administration and exploration expenses.

The Company has no current commitments or arrangements with respect to, or immediate sources of, additional financing and it is not anticipated that any existing stockholders will provide any portion of any future financing. Further, no assurances can be given that any additional financing, when needed, will be available or available on acceptable terms. The inability to obtain additional financing when required would have a material adverse effect on the Company’s operations, including requiring it to curtail its plans to explore the Dobler Mine property.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 30th day of October, 2003.

MONTANA MINING CORP.

/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer and Director

          INDEX TO EXHIBITS

Exhibit	Page
No	No.	Description
3(i)(a)	*	Articles of Incorporation of the Company, formally known as Aswan Investments, Inc. (incorporated herein by reference from Exhibit No. 3(i)of the Company's Form 10-SB as filed with the SEC on February 3, 2000).
3(i)(b)	*	Amendment to Articles of Incorporation filed with the State of Nevada on August 5, 2002 (incorporated herein by reference from Exhibit No.3(i)(b) of the Company's Form 8-K as filed with the SEC on August 15, 2002).
3(ii)	*	By-laws of the Company adopted on December 10, 1999 formally known as Aswan Investments, Inc. (incorporated herein by reference from Exhibit No. 3(i) of the Company's Form 10-SB as filed with the SEC on February 3, 2000).
10(i)	*	Option Purchase Agreement between the Company and Monument Resources, Inc. dated July 19, 2002 (incorporated herein by reference from Exhibit No. 10(i) of the Company's Form 10-QSB/A filed with the SEC on November 8, 2002).
31	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbenes-Oxely Act of 2002.
* Incorporated by reference from previous filings of the Company.