Form 10QSB/A
period 2003-09-30
MONTANA MINING CORP
filed 2003-11-04
CIK 1104672

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

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS
_______________________________________________________________________________3

Unaudited Balance Sheet as of September 30, 2003
_______________________________________________________________________________4

Unaudited Statement of Operations for the three and nine months ended September 30, 2003 and 2002 and the period since
Date of Inception to September 30, 2003
_______________________________________________________________________________5

Unaudited Statement of Cash Flows for the nine months ended
September 30, 2003 and 2002 and the period since Date of
Inception to September 30, 2003
_______________________________________________________________________________6

Notes to Unaudited Financial Statements
_______________________________________________________________________________7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION
_______________________________________________________________________________8

ITEM 3. CONTROLS AND PROCEDURES
_______________________________________________________________________________10

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
_______________________________________________________________________________10

SIGNATURES
_______________________________________________________________________________11

INDEX TO EXHIBITS
_______________________________________________________________________________12

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 4th day of November, 2003.

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