Form 10KSB
period 2003-12-31
MONTANA MINING CORP
filed 2004-03-29
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _______

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The registrant's net sales for the year ended December 31, 2003 were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates is not available since Montana Mining Corp. has no publicly traded market for its stock.

On March 26, 2004, the number of shares outstanding of the registrant's common Stock, $0.001 par value (the only class of voting stock), was 6,312,900.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Montana Mining Corp. was incorporated in Nevada on December 7, 1999 as “Aswan Investments, Inc.” to engage in any legal undertaking. On July 17, 2002 the corporation’s name was changed from “Aswan Investments, Inc.” to “Montana Mining Corp.” to reflect the decision of management to enter into mineral exploration activities. As used herein the term Company refers to Montana Mining Corp, Inc. and its predecessor, unless the context indicates otherwise.

General

The Company holds an option to explore, identify and develop a gold, silver and other precious metals property located in the vicinity of Helena, Montana, known as the Dobler Mine property. The Dobler Mine property has a history of bulk tonnage sampling of precious metals. Based upon the information available from prior exploration of the area and work accomplished to date, Montana believes that there exists the possibility of identifying significant mineralization on the Dobler Mine property.

The Company has embarked on the first phase of its exploration program to determine the economic feasibility of developing the Dobler Mine property for the extraction of precious metals. The Company has now conducted field work on the property. The field work included physically surveying the Dobler Mine property for prospective areas of mineralization through examination of areas where work had been done on the property and identifing rock outcrops that are scattered throughout the property. The Company collected rock and chip samples from such areas of interest. Samples were submitted for assay analysis. Assay results indicated some areas of interest. The Company is now in the process of evaluating the assay results in order to better formulate the second phase of the Dobler Mine exploration program. Should the Company’s exploration efforts determine significant mineralization, it must then determine whether these metals exist in sufficient quantity to economically justify future extraction and processing.

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
                  (approximately 80 acres)

Fee Simple Mineral Rights Only:

                  SW/4, SW/4, Section 7, T. 9 N., R. 1 W.
                  NW/4; and W/2, NE/4, Section 18, T. 9 N., R. 1 W.
                  (approximately 280 acres)

HISTORICAL BACKGROUND

Mineralization on the Dobler Mine property was discovered in 1910 as an outcrop, overlain by a limonite gossan, in a stream cut. Three periods of mining have taken place on the Dobler Mine property; 1911-1915, 1932 and 1935. A total of approximately 1,000 tons of ore is estimated to have been bulk sampled, with an average grade of 0.89 ounces/ton of gold, 4.1 ounces/ton of silver and 8.5% lead1.

Previous exploration work on the Dobler Mine property consisted primarily of geological mapping and geochemical sampling, with a very limited amount of geophysics and drilling.

1.     Production figures and sample results provided by Joseph R. Anzman, Register Geophysicist.

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

On the property, regional strike of the bedding is about N.80(Degree) E. with dips of 20(Degree) -30(Degree) to the south-southeast, including the mineralized zone of the Dobler Mine. Stratigraphy is cut by northerly-trending high-angle faults, joints and fractures.

Limonite gossans are exposed and small workings are present west of the Dobler Mine along the strike of the bedding. The presence of the gossans suggests that mineralized carbonate replacement bodies could be present.

GEOCHEMISTRY, GEOPHYSICS, DRILLING

Geochemical work has consisted of both rock chip and soil sampling. The available data shows anomalous gold values over a widespread area. Some examples of the rock chip gold anomalies are:

              0.06 ppm  - 2,300 feet southwest of the Dobler Mine,
              0.38 ppm  - 2,000 feet southwest,
              0.055 ppm - 3,300 feet south-southwest
              0.025 ppm - 1,600 feet south-southeast

Anomalous gold geochemical results are present within the Quadrant formation topographically and stratigraphically above the mineralized horizon at the Dobler Mine

Geophysical works, conducted as part of prior exploration on the property, consisted of surveying a single induced polarization/resistivity line. The line is located on the south-facing slope below the Dobler Mine and is essentially parallel to the N. 80(Degree) bedding. A number of possible anomalies are present and require further follow up.

Four reverse circulation holes have been drilled on the property as part of prior exploration. Three of the holes were in the Dobler Mine area and were intended to test for extensions of known mineralization on the main ore horizon and for evidence of open-pittable low-grade mineralization between the main ore horizon and the topographic surface. One example, in hole D-1, assayed an average of 0.066 ounces/ton gold from 160-165 feet. The fourth drill hole was located approximately 2,000 feet southwest of the Dobler Mine. The only significant gold value came from the first five feet of the hole.

EXPLORATION PROGRAM

Previous exploration work at the Dobler Mine, although limited, has shown the property to be a valid exploration target for the presence of an economic bulk tonnage gold/silver/lead deposit. Additional and more detailed exploration work needs to be done in order to gain a better understanding of geologic conditions, and to locate favorable areas to be tested by drilling.

The Company has embarked on a three phase exploration program to discover whether mineralized material exists on the Dobler Mine property. Should our exploration program determine that enough mineralized material exists to warrant further study and testing, the Company will need to pursue a fourth phase of exploration that will be devoted to engineering feasibility studies designed to determine whether the mineralized material exists in sufficient quantity and grade to indicate a commercial-viable mineral deposit.

The following information sets forth the Company’s exploration program.

Phase 1 — Geology and Geochemistry

The work conducted in Phase 1 was completed during the 2003 field season.

Initial exploration work consisted of geological mapping and geochemical sampling, carried out concurrently by a two-person crew consisting of an experienced field-mapping geologist and an assistant. Ground control for location of the points of geologic observation and geochemical sample sites were obtained by use of a topographic map, compass and tape.

Mapping and sampling started on the Quadrant formation. Outcrop mapping paid particular attention to locating steeply-dipping, northerly-trending fractures, joints, shears and faults. The location of carbonate units, probably thin bedded, were noted. Rock chip samples were obtained from all of these geological features. Chip samples were also taken from other locations on the outcrops. Soil samples were taken from the covered areas between outcrops. An adequate number of rock-chip and soil samples were obtained so as to provide sufficient coverage of the total area encompassing the Quadrant formation. All samples were sent to a laboratory for determination of the amounts of gold, silver and lead that are present. Assay results have indicated some areas of interest. The Company is now in the process of evaluating the assay results in order to better formulate the second phase of the Dobler Mine exploration program.

Phase 2 — Geophysics

The work proposed in Phase 2 will be completed during the 2004 field season.

Exploration work, subject to the Company’s evaluation of first phase of its exploration work on the Dobler Mine property, will consist of geophysical surveying using the induced polarization/resistivity method. This is an electrical technique in which current is passed through the ground and measurements are made of the resistivity and the induced polarization effect.

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

The potential profitability of the Company’s prospective business is significantly affected by changes in the market price of precious metals. The market prices of precious metals can fluctuate widely and are affected by numerous factors beyond the Company’s control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar and other currencies, interest rates, central bank sales, forward sales by producers, global or regional political or economic events, and production and cost levels in major mineral producing regions. Further, the prices of precious metals sometimes are subject to rapid short term changes because of the speculative activities. The current demand for and supply of precious metals affect precious metals prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of precious metals consists of a combination of new mine production and existing stocks of bullion and fabricated precious metals held by governments, public and private individuals. As the amounts produced in any single year constitute a very small portion of the total potential supply of precious metals, normal variations in current production do not necessarily have a significant impact on the supply of precious metals or on their prices. The result being that markets for precious metals generally are characterized by volatile prices.

COMPETITION

The mining industry is fragmented and very competitive. A high degree of competition exists to obtain favorable mining properties and suitable mining prospects for drilling, exploration and mining operations. The Company will encounter significant competition from companies presently engaged in the mining industry. Generally, all of these competitive companies are substantially larger than Company and have substantially greater resources and operating histories. For example, major gold mining competitors include publicly traded companies such as Barrick Gold Corporation with a current market capitalization of approximately $5 billion, and Newmont Mining with a current market capitalization of approximately $2 billion, as well as Anglogold Ltd., Placer Dome, Freeport-McMoran, Gold Fields Ltd., Homestake Mining, Pioneer Group, and Stillwater Mining, all of which have public market capitalizations of approximately $1 billion or more. Accordingly, there can be no assurance that the Company will be successful in competing with existing and emerging companies in the mining industry.

The Company’s competitive position in this market is that of a new, extremely small newcomer. The Company’s plan of operation is to compete in this industry based on its option to explore and remove precious metals from the Dobler Mine property. A readily available market for precious metals exists in the United States and around the world on which the Company will be able to sell any precious metals it recovers.

GOVERNMENT REGULATION AND ENVIRONMENTAL CONCERNS

The Company’s exploration operations are subject to substantial government regulation, including federal, state and local laws concerning land use and environmental protection. Legislation and implementing regulations adopted or proposed by the United States Environmental Protection Agency, the Bureau of Land Management and comparable agencies in various states directly and indirectly affect the exploration efforts in the United States. These laws and regulations address potential contamination of air, soil and water. In particular, legislation such as the Federal Water Pollution Control Act, the Comprehensive Environmental Response and the Compensation and Liability Act impose effluent standards, new source performance standards, air quality and emission standards, waste disposal requirements and other requirements with respect to exploration operations.

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

Although the Company believes that its prospective exploration activities will be conducted in compliance with all present health, safety and environmental rules and regulations, there is always some uncertainty associated with such due to the complexity and application of such rules and regulations. The Company does not anticipate that compliance with existing environmental laws and regulations will have a material impact on its prospective earnings in the foreseeable future, however possible future health, safety and environmental legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in the Company’s activities to an extent that cannot be predicted.

EMPLOYEES

The Company is an exploration stage company and currently has no employees. Ruairidh Campbell, its sole officer and director, manages the Company. The Company looks to Mr. Campbell for his entrepreneurial skills and talents. Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. The Company will hire field geologists to implement the initial exploration on a consulting basis. When the decision is made to hire full time employees, a portion of any employee compensation may include the right to acquire stock in the Company, which right would dilute the ownership interest of existing holders of common stock.

REPORTS TO SECURITY HOLDERS

The Company’s annual report contains audited financial statements. The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy to security holders unless a request is made for such delivery. The Company files all of its required information with the Securities and Exchange Commission (“Commission”).

The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Internet site maintained by the Commission that contains reports, proxy, information statements, and other information regarding registrants that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 1403 East 900 South, Salt Lake City, Utah 84105. Ruairidh Campbell, our sole officer, director and a substantial shareholder of the Company, owns the office space. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceeding

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company currently has no public trading market. However, the Company has filed a Form 15c-(2)(11) in an effort to obtain a quote on the NASD over-the-counter bulletin board as a means by which to create a public market. Management believes that the creation of a public trading market for the Company’s securities would make the Company a more attractive in future efforts to fund its plan of operation. However, there is no guarantee that the Company will obtain a quote on the NASD over-the-counter bulletin board, or that a public market for the Company’s securities will develop, or, if such a market does develop, that it would continue, even if a quote on the NASD over the counter bulletin board is obtained.

Record Holders

As of March 26, 2004, there were approximately 118 shareholders of record holding a total of 6,312,900 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

ITEM 6           MANAGEMENTS PLAN OF OPERATION

Plan of Operations

The following plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. The financial information presented is audited for the periods ended December 31, 2003 and December 31, 2002. The Company’s fiscal year end is December 31.

This report contains forward-looking statements, the accuracy of which involves risks and uncertainties. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends” and similar expressions are used to identify forward-looking statements. This report also contains forward-looking statements attributed to certain third parties relating to the prospect of exploring an economically feasible ore body on the Dobler Mine property. The shareholders should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. The Company’s actual results could differ materially from those anticipated in these forward-looking statements. .

The Company’s intention is to explore the Dobler Mine property for the purpose of identifying economically recoverable mineralization that might lead to the production of precious metals.

Results of Operations

During the period from December 31, 2002 through December 31, 2003, the Company embarked on the first phase of its exploration program to determine the economic feasibility of developing the Dobler Mine property for the extraction of precious metals. The Company has now conducted field work on the property that included physically surveying the Dobler Mine property for prospective areas of mineralization through examination of areas where work had been done on the property and identified rock outcrops that are scattered throughout the property. The Company has collected rock and chip samples from such areas of interest. Samples have submitted for assay analysis. Assay results have indicated some areas of interest. The Company is now in the process of evaluating the assay results in order to better formulate the second phase of the Dobler Mine exploration program. Should the Company’s exploration efforts determine significant mineralization, it must then determine whether these metals exist in sufficient quantity to economically justify future extraction and processing.

The Company makes no claim at this time that any precious metals exist on the Dobler Mine property.

The Company does not expect to receive revenues within the next 12 months of operation or ever, should exploration efforts fail to identify precious metals in an amount economically favorable to extract. Further, even if the Company discovers precious metals on the Dobler Mine property that could be extracted under economically attractive terms, it does not expect any revenues until after the completion of its three phase exploration program. For the current fiscal year, the Company anticipates incurring a loss as a result of exploration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). Since the Company does not anticipate generating any revenues in the near term it may continue to operate at a loss.

Net Loss

For the period from December 7, 1999 to December 31, 2003, the Company recorded an operating loss of $56,222. The Company’s operating loss is attributable to general and administrative expenses. The general and administrative expenses include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934. General and administrative expenses also include exploration expenses incurred by consultants, the costs associated with test results, costs directly related to the Company’s exploration program and option expenses of $20,000 which were paid according to the terms of the option agreement. The Company did not generate any revenues during this period. Further, there can be no assurance that the Company will ever achieve a net profit or even that revenue can be generated or sustained in future periods.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999 to December 31, 2003.

Liquidity and Capital Resources

At December 31, 2003, the Company had current assets of $58,069 and total assets of $58,069. The assets consist of $58,069 cash on hand. Net stockholders’ equity in the Company was $53,160 at December 31, 2003. The Company is in the exploration stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow provided from the issuance of common stock was $104,375 for the period from December 7, 1999 to December 31, 2003. On December 10, 1999, a total of 1,000,000 pre-reverse shares of common stock were issued for cash. The shares were issued at $0.001, and Montana received $1,000. On December 15, 1999, a total of 37,500 pre-reverse shares of common stock were issued for cash. The shares were issued at $0.01, and Montana received $375. On March 28, 2001, a total of 520,000 pre-reverse shares of common stock were issued for cash. The shares were issued at $0.006, and Montana received $3,000. Cash flow provided from the receipt of related party loans was $2,500 for the period from December 7, 1999 to December 31, 2003. The loan is unsecured, non-interest bearing and has no certain date for repayment. Organizational expenses were funded by these financing activities and expensed to operations. On August 26, 2002, a total of 5,000,000 post-reverse shares of common stock were issued for cash. The shares were issued at $0.02, and we received $100,000.

The Company’s current assets are sufficient to conduct its plan of operation over the next twelve (12) months in the event the decision is made not to exercise its option to purchase the Dobler Mine property. However, should the Company decide to exercise its option then cash requirements over the next twelve (12) month period will exceed its current assets and the Company will have to seek debt or equity financing or a joint venture partner willing to exercise the option in order to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company’s major shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise with any prospective joint venture partner. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

Operational Milestones

The Company has embarked on a three phase exploration program as described in the “Description of Business” section in an attempt to determine the economic feasibility of developing the Dobler Mine prospect for the extraction of precious metals. The Company must explore the Dobler Mine property to determine the presence of minerals, if any, that exist on its property. Should the Company’s exploration efforts determine mineralization, it must then determine whether these metals exist in sufficient quantity to economically justify future extraction and processing.

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $56,222 as of December 31, 2003. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from potential precious metals production; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2003 are attached hereto as pages F-1 through F-12.

MONTANA MINING CORP.

(Formerly Aswan Investments, Inc.)

(An Exploration Stage Company)

INDEPENDENT AUDITORS’ REPORT

To the Stockholders’ and Board of Directors of Montana Mining Corp. (formerly Aswan Investments, Inc.)

We have audited the accompanying balance sheets of Montana Mining Corp. (formerly Aswan Investments, Inc.) (an exploration stage company), as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montana Mining Corp. (an exploration stage company), as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JONES SIMKINS, P.C.

Logan, Utah

March 10, 2004

MONTANA MINING CORP.

(Formerly Aswan Investments, Inc.)(An
Exporation Stage Company)

BALANCE SHEETS

December 31, 2003 and 2002

                                    ASSETS                                              2003             2002
                                                                                    -------------    -------------

Current assets:
  Cash                                                                           $       58,069           79,234
                                                                                    -------------    -------------

     Total current assets                                                        $        58,069           79,234
                                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $         2,409            4,169
  Related party payable                                                                    2,500            2,500
                                                                                    -------------    -------------

     Total current liabilities                                                             4,909            6,669
                                                                                    -------------    -------------

Stockholders' equity:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                                             -                -
    Common stock, $.001 par value, 45,000,000 shares
      authorized, 6,312,900 shares issued and outstanding                                  6,313            6,313
    Additional paid-in capital                                                           103,069          103,069
    Deficit accumulated during the exploration stage                                    (56,222)         (36,817)
                                                                                    -------------    -------------

     Total stockholders' equity                                                           53,160           72,565
                                                                                    -------------    -------------

     Total liabilities and stockholders' equity                                  $        58,069           79,234
                                                                                    =============    =============

                               The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(Formerly Aswan Investments, Inc.)(An
Exploration Stage Company)

STATEMENTS OF OPERATIONS

Years Ended December 31, 2003 and 2002

                                                                                                        Cumulative
                                                                      2003              2002             Amounts
                                                                  --------------    --------------    ---------------
Revenue                                                       $
                                                                              -                 -                  -

General and administrative costs                                         19,405            21,911             56,222
                                                                  --------------    --------------    ---------------

               Loss before income taxes                                (19,405)          (21,911)           (56,222)

Provision for income taxes                                                    -                 -                  -
                                                                  --------------    --------------    ---------------

               Net loss                                       $        (19,405)          (21,911)           (56,222)
                                                                  ==============    ==============    ===============

Loss per common share - basic and diluted                     $               -                 -
                                                                  ==============    ==============

Weighted average common shares -
   basic and diluted                                                  6,313,000         3,053,000
                                                                  ==============    ==============

                               The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(Formerly Aswan Investments, Inc.)(An
Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

December 7, 1999 ( Date of Inception) to December 31, 2003

                                                                                                                                 Additional          During the
                                                                     Preferred Stock                 Common Stock                 Paid-in            Exploration
                                                                 -------------------------   ------------------------------
                                                                  Shares         Amount          Shares           Amount          Capital               Stage                 Total
                                                                 ---------     -----------   ---------------     ----------     -------------     ------------------     ----------------
Balance at December 7, 1999 (date of inception)                                                               $              $                 $                      $
                                                                        -   $           -                 -              -                 -                      -                    -
Issuance of common stock for:
                                                                                                    114,500            115               795                                         910
    Cash                                                                -               -                                                                         -
                                                                                                     93,000             93               372                                         465
    Stock subscription receivable                                       -               -                                                                         -
                                                                                                                                                              (910)                (910)
Net loss                                                                -               -                 -              -                 -
                                                                 ---------     -----------   ---------------     ----------     -------------     ------------------     ----------------
Balance at December 31, 1999                                                                        207,500            208             1,167                  (910)                  465
                                                                        -               -
                                                                                                  1,001,400          1,001             4,006                                       5,007
Issuance of common stock for services                                   -               -                                                                         -
                                                                                                                                                           (10,131)             (10,131)
Net loss                                                                -               -                 -              -                 -
                                                                 ---------     -----------   ---------------     ----------     -------------     ------------------     ----------------
Balance at December 31, 2000                                                                      1,208,900          1,209             5,173               (11,041)              (4,659)
                                                                        -               -
Issuance of common stock for cash                                                                   104,000                            2,896                                       3,000
                                                                        -               -                              104                                        -
                                                                                                                                                            (3,865)              (3,865)
Net loss                                                                -               -                 -              -                 -
                                                                 ---------     -----------   ---------------     ----------     -------------     ------------------     ----------------
Balance at December 31, 2001                                                                      1,312,900          1,313             8,069               (14,906)              (5,524)
Issuance of common stock for cash                                                                 5,000,000                           95,000                                     100,000
                                                                        -               -                            5,000                                        -
                                                                                                                                                           (21,911)
Net loss                                                                -               -                 -              -                 -                                    (21,911)
                                                                 ---------     -----------   ---------------     ----------     -------------     ------------------     ----------------
Balance at December 31, 2002                                                                      6,312,900                          103,069               (36,817)
                                                                        -               -                            6,313                                                        72,565
                                                                                                                                                           (19,405)
Net loss                                                                -               -                 -              -                 -                                    (19,405)
                                                                 ---------     -----------   ---------------     ----------     -------------     ------------------     ----------------
Balance at December 31, 2003                                                $           -         6,312,900   $              $       103,069   $           (56,222)   $
                                                                        -                                            6,313                                                        53,160
                                                                 =========     ===========   ===============     ==========     =============     ==================     ================
                               The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(Formerly Aswan Investments, Inc.)(An
Exploration Stage Company)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003 and 2002

                                                                                                           Cumulative
                                                                        2003              2002              Amounts
                                                                    --------------    --------------    -----------------
Cash flows from operating activities:

    Net loss                                                    $        (19,405)          (21,911)            (56,222)
    Adjustments to reconcile net loss to net cash
      used in operating activities:

          Stock compensation expense                                        -                 -                   5,007

          Increase (decrease) in accounts payable                         (1,760)             1,080               2,409
                                                                    --------------    --------------    -----------------

         Net cash used in operating activities                           (21,165)          (20,831)            (48,806)
                                                                    --------------    --------------    -----------------

Cash flows from investing activities:                                       -                 -                     -
                                                                    --------------    --------------    -----------------

Cash flows from financing activities:

  Increase in related party payable                                        -                  -                   2,500

  Decrease in stock subscription receivable                                -                  -                     465

  Issuance of common stock                                                 -                100,000             103,910
                                                                    --------------    --------------    -----------------

       Net cash provided by financing activities                           -                100,000             106,875
                                                                    --------------    --------------    -----------------

       Net increase (decrease) in cash                                   (21,165)            79,169              58,069

Cash, beginning of period                                                  79,234                65                 -
                                                                    --------------    --------------    -----------------

Cash, end of period                                                    $   58,069            79,234              58,069
                                                                    ==============    ==============    =================

                               The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(Formerly Aswan Investments, Inc.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

Note 1 – Organization and Summary of Significant Accounting Policies

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2003 and 2002.

MONTANA MINING CORP.

(Formerly Aswan Investments, Inc.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Stock Based Compensation

Statement of Financial Accounting Standards No.123, “Accounting for Stock-Based Compensation” (SFAS 123) gives entities the choice between adopting a fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effect if the fair value method had been adopted. The Company has opted for the latter approach.

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

Note 2 — Going Concern

As of December 31, 2003, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company or available on terms acceptable to the Company.

MONTANA MINING CORP.

(Formerly Aswan Investments, Inc.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

Note 3 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                               Years Ended
                                                               December 31,                  Cumulative
                                                         2003             2002                Amounts

Income tax benefit at statutory rate        $           (2,000)           (4,000)             (8,000)
Change in valuation allowance                            2,000             4,000               8,000
                                                         -----            ------              ------
                                            $            -                 -                     -
                                                        ======            ======              ======

Deferred tax assets are as follows at December 31:

                                                         2003             2002

Operating loss carryforwards                $            8,000             6,000
Valuation allowance                                     (8,000)           (6,000)
                                                        ------            -------
                                            $            -                 -
                                                        =======           ========

The Company has net operating loss carryforwards of approximately $56,000, which begin to expire in the year 2019. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 4 – Supplemental Cash Flow Information

No amounts have been paid for interest during the years ended December 31, 2003 and 2002.

No amounts have been paid for income taxes since inception.

Note 5 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

MONTANA MINING CORP.

(Formerly Aswan Investments, Inc.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

Note 6 – Stock Plan

The Company has adopted a benefit plan (the Plan). Under the Plan, the Company may issue shares of the Company’s common stock or grant options to acquire the Company’s common stock from time to time to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth in the Plan. In addition, at the discretion of the Board of Directors, stock may from time to time be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company but are not employees of the Company.

As of December 31, 2003 and 2002, no stock options had been issued under this plan.

Note 7 –Related Party Transactions

At December 31, 2003 and 2002, the Company has a related party payable of $2,500 due to an officer of the Company. The payable is unsecured, non-interest bearing and due on demand.

Note 8 – Reverse Common Stock Split

Effective July 17, 2002, the Company approved a 1-for-5 reverse common stock split. All common share amounts and per share information have been retroactively adjusted to reflect this common stock split in the accompanying financial statements.

MONTANA MINING CORP.

(Formerly Aswan Investments, Inc.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

Note 9 – Option to Purchase Property

On July 19, 2002, the Company entered into an option agreement with Monument Resources, Inc. The option agreement grants to the Company the exclusive right to acquire a 100% interest in mining property located in the state of Montana, subject to a net smelter royalty of 3% in consideration of certain option payments and expenditures to be satisfied over the next two years. The option agreement may be terminated within 30 days notice. The Company has satisfied the first two option payments of $15,000 and $5,000 and must make a final option payment in order to complete the purchase of the property. In addition, the Company must incur a determined amount of exploration expenses to acquire the interest in the property. As of December 31, 2003 the Company has not made the initial exploration expenditure. The remaining option payment and the determined amount of exploration expenses with the respective performance dates are as follows:

         Option Payments                                     Amount           Due Date

         Final purchase payment                            $200,000           September 1, 2004

         Exploration Expenditures                            Amount           Due Date

         Initial Exploration                                $30,000           September 1, 2003
         Secondary Exploration                              $30,000           September 1, 2004

Should the Company’s exploration expenditures in any given period exceed the minimum amount required by the option agreement, then that amount in excess is to be credited to the following periods. The Company manages all exploration work carried out on the property.

Note 10 – Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been known as “mezzanine capital.” It requires that those certain instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have any impact on the Company’s financial statements.

MONTANA MINING CORP.

(Formerly Aswan Investments, Inc.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

Note 10 – Recent Accounting Pronouncements (continued)

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions. The adoption of SFAS did not have any effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.

In December 2002, the Financial Accounting Standards Board issued SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure – an amendment of FASB Statement 123,” which is effective for all fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation under SFAS 123 from intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25. SFAS 148 also changes the disclosure requirement of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS 148 by the Company did not have any impact on the Company’s financial statements and is not expected to have any impact on future operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no changes in or disagreements with its accountants, as to accounting or financial disclosure over the two most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of December 31, 2003, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of December 31, 2003, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The officers and directors of the Company as of March 26, 2004 are as follows:

Name                            Age     Position

Ruairidh Campbell               40      chief executive officer, chief financial officer and director

On December 10, 1999, Mr. Campbell was elected as an officer and director of the Company. He estimates that he will spend approximately 10 percent of his time, approximately 5 hours per week, on the Company’s business during the next 12 months. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until the first annual meeting of the Company’s shareholders and his successor is elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement.

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris Doctorate with an emphasis in corporate law, including securities and taxation. Over the past five years he has been an officer and director of several public companies: Allied Resources Inc., an oil and gas production company from June 1998 to present (president, chief financial officer, director), InvestNet, Inc. a mineral resource exploration company from February 2000 until March 2004 (president and chief financial officer until December 2003, director until March 2004), Star Energy Corporation an oil and gas production company from December 1999 to present (chief financial officer and director), NovaMed, Inc. a manufacturer of medical devices from 1995 to August 2003 (president, chief financial officer, director), EnterNet, Inc. an internet vitamin retailer from February 2000 to July 2001 (president, chief financial officer, director) and Bren-Mar Resources, Ltd. a mineral resource development company from 1995 to May 2001 (president, chief financial officer, director).

BOARD OF DIRECTORS COMMITTEES

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company would be required to establish an audit committee.

The board of directors has not yet established a compensation committee.

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. The Company does not believe that it will adopt a provision for compensating directors in the future.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following individuals who during the period ended December 31, 2003 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Ruairidh Campbell failed to file a Form 3 or Form 5 despite being a director and officer of the Company.

Dr. Stewart Jackson failed to file a Form 3 or Form 5 despite being a former director of the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2003, 2002 and 2001 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the president and the only other employee to receive compensation in excess of $100,000.

                                                       SUMMARY COMPENSATION TABLE
-------------------------------- ---------------------------------- -------------------------------------------------------
                                            Annual Compensation                     Long Term Compensation
                                                                    -------------------------------------------------------
------------------------------------------------------------------- ---------------------------- --------------------------
                                                                              Awards                      Payouts
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
                                                                                    Securities
                                                                     Restricted     Underlying
                                                     Other Annual       Stock        Options     LTIP         All Other
   Name and Principal             Salary    Bonus    Compensation     Award(s)         SARs       payouts    Compensation
        Position          Year     ($)       ($)         ($)             ($)           (#)          ($)          ($)
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
   Ruairidh Campbell,     2003      -         -           -               -             -            -            -
    Chief Executive       2002      -         -           -               -             -            -            -
     Officer, Chief       2001      -         -           -               -             -            -            -
 Financial Officer and
        Director
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of March 26, 2004, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

-------------------- ---------------------------------- ------------------------------------ -----------------------
  Title of Class      Name and Address of Beneficial      Amount and nature of Beneficial       Percent of Class
                                 Ownership                           Ownership
-------------------- ---------------------------------- ------------------------------------ -----------------------
-------------------- ---------------------------------- ------------------------------------ -----------------------
   Common Stock              Ruairidh Campbell                        600,000                         9.5%
                           600 Westwood Terrace                        Legal
                            Austin, Texas 78746
-------------------- ---------------------------------- ------------------------------------ -----------------------
-------------------- ---------------------------------- ------------------------------------ -----------------------
   Common Stock         All Executive Officers and                    600,000                         9.5%
                           Directors as a Group
-------------------- ---------------------------------- ------------------------------------ -----------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, no director, executive officer, nominee for election as a director of the Company, or an owner of five percent of more of the Company’s outstanding shares, or any member of their immediate family, has entered into any related transaction.

On December 10, 1999, the Company issued 500,000 (pre-reverse split) shares of common stock at $0.001 for a total of $500 to Ruairidh Campbell. Mr. Campbell was an officer and director at the time of issuance.

On January 12, 2000, the Company issued 2,500,000 (pre-reverse split) shares of common stock, valued at $0.001 or par value for services rendered in connection with the formation of the Company and the drafting of Form 10-SB documentation for submission to the Commission. Mr. Campbell was an officer and director at the time of issuance.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 19 of this Form 10-KSB, which is incorporated herein by reference.

(b)	Reports on Form 8-K. The Company filed no Form 8K’s during the last quarter of the period covered by this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Jones Simkins, P.C. provided audit services to the Company in connection with its annual report for the fiscal years ended December 31, 2003 and 2002. The aggregate fees billed by Jones Simkins, P.C. for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was $ 3,495 and $ 3,465 respectively.

Audit Related Fees

Jones Simkins, P.C. billed to the Company no fees in each of 2003 and 2002 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to the Company fees of $ 500 in 2003 and $ 0 in 2002 for professional services rendered in connection with the preparation of the Company’s tax returns for the respective periods.

All Other Fees

Jones Simkins, P.C. billed to the Company no fees in each of 2003 and 2002 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Jones Simkins, P.C. as detailed above, were pre-approved by the Company’s board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March,

Montana Mining Corp
/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer,
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indica

Signature	Title	Date
/s/ Ruairidh Campbell	Director	March 26, 2004
Ruairidh Campbell

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*

Articles of Incorporation of the Company, formally known as Aswan Investments, Inc. (incorporated herein by reference from Exhibit No. 3(i) of the Company's Form 10-SB as filed with the SEC on February 3, 2000)

3(i)(b)	*

Amendment to Articles of Incorporation filed with the State of Nevada on August 5, 2002 (incorporated herein by reference from Exhibit No. 3(i)(b) of the Company's Form 8-K as filed with the SEC on August 15, 2002

3(ii)	*

By-laws of the Company adopted on December 10, 1999 formally known as Aswan Investments, Inc. (incorporated herein by reference from Exhibit No. 3(i) of the Company's Form 10-SB as filed with the SEC on February 3, 2000)

10(i)	*

Option Purchase Agreement between the Company and Monument Resources, Inc. dated July 19, 2002 (incorporated herein by reference from Exhibit No. 10(i) of the Company's Form 10-QSB/A filed with the SEC on November 8, 2002)

23(i)	*	Consent of Joseph Anzman, Registered Geophysicist dated November 23, 2002 (incorporated herein by reference from Exhibit 23(i) of the Company's Form SB-2/A-2 filed with the SEC on November 29, 2002)
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from previous filings of the Company.