Form 10KSB/A
period 2003-12-31
MONTANA MINING CORP
filed 2004-04-16
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____

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

On April 15, 2004, the number of shares outstanding of the registrant's common Stock, $0.001 par value (the only class of voting stock), was 6,312,900.

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

The Company has completed the first phase of its exploration program to determine the economic feasibility of developing the Dobler Mine property for the extraction of precious metals. The Company has now conducted field work on the property. The field work included physically surveying the Dobler Mine property for prospective areas of mineralization through examination of areas where work had been done on the property and identifying rock outcrops that are scattered throughout the property. The Company collected rock and chip samples from such areas of interest. Samples were submitted for assay analysis. Assay results indicated some areas of interest. The Company is now in the process of evaluating the assay results in order to better formulate the second phase of the Dobler Mine exploration program. Should the Company’s exploration efforts determine significant mineralization, it must then determine whether these metals exist in sufficient quantity to economically justify future extraction and processing.

The Company makes no claim at this time that any precious metals exist on the Dobler Mine property.

Option Agreement

On July 19, 2002, the Company entered into an option purchase agreement with Monument Resources, Inc. The option purchase agreement grants to the Company the exclusive right to acquire a 100% fee simple interest in the Dobler Mine property and mineral rights on surrounding property subject to a net smelter royalty of 3% in consideration of certain option payments, expenditures and a purchase payment to be satisfied over the next two years. The Company satisfied the initial option payment of $15,000 on September 1, 2002. The Company was further required to make an additional option payment  in order to maintain the option, incur a determined amount of exploration expenses and satisfy a purchase payment to acquire the Dobler Mine property. The option payments, the determined amount of exploration expenses with the respective performance dates and the purchase payment are as follows:

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

Although the Company believes that its exploration activities are conducted in compliance with all present health, safety and environmental rules and regulations, there is always some uncertainty associated with such due to the complexity and application of such rules and regulations. The Company does not anticipate that compliance with existing environmental laws and regulations will have a material impact on its prospective earnings in the foreseeable future, however possible future health, safety and environmental legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in the Company’s activities to an extent that cannot be predicted.

EMPLOYEES

The Company is an exploration stage company and currently has no employees. Ruairidh Campbell, its sole officer and director, manages the Company. The Company looks to Mr. Campbell for his entrepreneurial skills and talents. Management uses consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. The Company will hire field geologists to implement the second phase of its exploration on a consulting basis. When the decision is made to hire full time employees, a portion of any employee compensation may include the right to acquire stock in the Company, which right would dilute the ownership interest of existing holders of common stock.

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

Record Holders

As of April 15, 2004, there were approximately 118 shareholders of record holding a total of 6,312,900 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

The Company’s plan of operation is to continue with its exploration of the Dobler Mine property for the purpose of identifying economically recoverable mineralization that might lead to the production of precious metals.

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

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Montana Mining Corp. (the Company) was organized under the laws of the State of Nevada on December 7, 1999 (date of inception). The Company’s operations consist of identifying mining properties and exploring for precious metals. The Company is currently conducting exploration activities on the Dobler Mine located in Helena, Montana, this property has been previously identified as containing precious metals.

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

Management intends to continue its current exploration activities (as more fully described in Note 1). Management believes that these activities can be completed through the use of its current cash position along with additional equity and debt financing. However, there can be no assurance that management will be successful or that funds will be available to the Company, or available on terms acceptable to the Company to complete these activities.

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

MONTANA MINING CORP.

(Formerly Aswan Investments, Inc.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

Note 9 – Option to Purchase Property

On July 19, 2002, the Company entered into an option agreement with Monument Resources, Inc. The option agreement grants to the Company the exclusive right to acquire a 100% interest in mining property located in the state of Montana, subject to a net smelter royalty of 3% in consideration of certain option payments and expenditures to be satisfied over the next two years. The option agreement may be terminated within 30 days notice. The Company has satisfied the option payments of $15,000 and $5,000 and must make a final payment in order to complete the purchase of the property. In addition, the Company must incur a determined amount of exploration expenses to acquire the interest in the property. The remaining purchase payment and the determined amount of exploration expenses with the respective performance dates are as follows:

         Purchase Payment                                     Amount           Due Date

         Purchase payment                                   $200,000           September 1, 2004

         Exploration Expenditures                            Amount            Due Date

         Secondary Exploration                              $30,000            September 1, 2004

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

The officers and directors of the Company as of April 15, 2004 are as follows:

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

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has filed a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

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
 Financial Officer and
        Director
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of April 15, 2004, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

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
                           Directors as a Group
-------------------- ---------------------------------- ------------------------------------ -----------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, no director, executive officer, or an owner of five percent of more of the Company’s outstanding shares, or any member of their immediate family, has entered into any related transaction.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 19 of this Form 10-KSB/A, which is incorporated herein by reference.

(b)	Reports on Form 8-K. The Company filed no Form 8K’s during the last quarter of the period covered by this Form 10-KSB/A.

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

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Jones Simkins, P.C. as detailed above, were pre-approved by the Company’s board of directors.  Jones Simkins, P.C. performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April 2004

Montana Mining Corp
/s/ Ruairidh Campbell
Ruairidh Campbell, Chief Executive Officer,
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indi

Signature	Title	Date
/s/ Ruairidh Campbell	Director	April 15th, 2004
Ruairidh Campbell

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*

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

14	Attached	Code of Ethics adopted April 14, 2004.
23(i)	*	Consent of Joseph Anzman, Registered Geophysicist dated November 23, 2002 (incorporated herein by reference from Exhibit 23(i) of the Company's Form SB-2/A-2 filed with the SEC on November 29, 2002).
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from previous filings.