Form 10QSB
period 2004-03-31
MONTANA MINING CORP
filed 2004-05-17
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **March 31, 2004**.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission file number: **000-29321**

MONTANA MINING CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	**87-0643635**
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of May 17, 2004 was 6,312,900.

1

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Montana Mining Corp., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

MONTANA MINING CORP.
(A Development Stage Company)
BALANCE SHEETS

ASSETS		March 31, 2004 (Unaudited)	December 31, 2003 (Audited)
Current assets - cash	$	57,684	58,069
Total current assets	$	57,684	58,069
LIABILITIES AND STOCKHOLDERS' EQUITY			
Current liabilities:			
Accounts payable	$	4,508	2,409
Related party payable		2,500	2,500
Total current liabilities		7,008	4,909
Commitments and contingencies			
Stockholders' equity:			
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding		-	-
Common stock, $.001 par value, 45,000,000 shares authorized, 6,312,900 shares issued and outstanding		6,313	6,313
Additional paid-in capital		103,069	103,069
Deficit accumulated during the exploration stage		(58,706)	(56,222)
Total stockholders' equity		50,676	53,160
Total liabilities and stockholders' equity	$	57,684	58,069

MONTANA MINING CORP.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		Three Months Ended March 31,		Cumulative
		2004	2003	Amounts
Revenue	$	-	-	-
General and administrative costs		2,484	3,524	58,706
Loss before income taxes		(2,484)	(3,524)	(58,706)
Provision for income taxes		-	-	-
Net Loss	$	(2,484)	(3,524)	(58,706)
Loss per common share - basic and diluted	$	-	-	
Weighted average common shares - basic and diluted		6,313,000	6,313,000	

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		Three Months Ended March 31,		
		2004	2003	Cumulative Amounts
Cash flows from operating activities:				
Net loss	$	(2,484)	(3,524)	(58,706)
Adjustments to reconcile net loss to net cash used in operating activities:				
Stock compensation expense		-	-	5,007
Increase in accounts payable		2,099	1,470	4,508
Net cash used in operating activities		(385)	(2,054)	(49,191)
Cash flows from investing activities:		-	-	-
Cash flows from financing activities:				
Increase in related party payable		-	-	2,500
Decrease in stock subscription receivable		-	-	465
Increase in common stock		-	-	103,910
Net cash provided by financing activities		-	-	106,875
Net increase (decrease) in cash		(385)	(2,054)	57,684
Cash, beginning of period		58,069	79,234	-
Cash, end of period	$	57,684	77,180	57,684

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2004

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB/A for the year ended December 31, 2003, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB/A for the year ended December 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

At March 31, 2004 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about he ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to obtaining necessary funding from outside sources. The Company has acquired an interest in the Dobler Mine and is in the process of exploring for the production of precious metals. There can be no assurance that the Company will be successful in these efforts.

ITEM 2.

MANAGEMENT'S PLAN OF OPERATION

General

The Company holds an option to explore, identify and develop a gold, silver and other precious metals property located in the vicinity of the city of Helena, Montana, known as the Dobler Mine property. The Dobler Mine property has a history of bulk tonnage sampling of precious metals. Based upon the information available from prior exploration of the area and its own exploration efforts, the Company believes that the possibility of identifying mineralization on the Dobler Mine property exists. The Company's plan of operation is to continue with its exploration of the Dobler Mine property for the purpose of identifying economically recoverable mineralization that might lead to the production of precious metals.

On July 19, 2002, the Company entered into an option purchase agreement with Monument Resources, Inc. The option purchase agreement grants to the Company the exclusive right to acquire a 100% fee simple interest in the Dobler Mine property and mineral rights on surrounding property subject to a net smelter royalty of 3%, in consideration of certain option payments, exploration expenditures and a purchase payment. The Company has satisfied both the first and second option payments, in addition to funding the initial exploration expenditures. The Company manages all exploration work carried out on the Dobler Mine property.

Results of Operations

The Company has completed the first phase of its exploration program which was designed to provide an initial indication of the economic feasibility of developing the Dobler Mine property for the extraction of precious metals. The Company has conducted field work on the property which included physically surveying the Dobler Mine property for prospective areas of mineralization through the identification of rock outcrops and the reexamination of areas where work was conducted as the result of prior exploration. The Company collected rock and chip samples from areas of interest which were submitted for assay analysis. Assay results have indicated some areas of interest. The Company is now in the process of evaluating the assay results in order to better formulate the second phase of the Dobler Mine exploration program. Should the Company's exploration efforts determine significant mineralization, it must then determine whether these metals exist in sufficient quantity to economically justify future extraction and processing.

The Company makes no claim at this time that any precious metals exist on the Dobler Mine property.

The Company does not expect to receive revenues within the next 12 months of operation or ever, should exploration efforts fail to identify precious metals in an amount economically favorable to extract. Further, even if the Company discovers precious metals on the Dobler Mine property that could be extracted under economically attractive terms, it does not expect any revenues until after the completion of its three phase exploration program. For the current fiscal year, the Company anticipates incurring a loss as a result of exploration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended ("Exchange Act"). Since the Company does not anticipate generating any revenues in the near term it may continue to operate at a loss.

Losses

For the three month period ended March 31, 2004, the Company recorded an operating loss of $2,484. This lack of profitability is attributable to expenses related to accounting, administration and exploration expenses in connection with the Dobler Mine property. The Company did not generate any revenues during this period.

The Company expects to continue to operate at a loss through fiscal 2004 and due to the nature of the Company's business cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no funds on capital expenditures during the three month period ending March 31, 2004.

Capital Resources and Liquidity

The Company had current assets of $57,684 and total assets of $57,684 as of the quarter ended March 31, 2004. These assets consist of cash on hand of $57,684. Net stockholders' equity in the Company was $50,676 at March 31, 2004. Cash flow used in operating activities was $385 for the three months ending March 31, 2004. Cash was used on accounting, administration and exploration expenses.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’ Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, and similar matters. When used in this report, the words “may,” “will,” ”expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the decision to exercise the option on the Dobler property; (iii) the ability of the Company to achieve sufficient revenues through an operating a precious metals extraction business to fund and maintain operations; and (iv) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of March 31, 2004, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of March 31, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 17th day of May, 2004.

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

14	*	Code of Ethics adopted April 14, 2004 (incorporated herein by reference from Exhibit 14 of the Company's Form 10KSB/A filed with the SEC on April 16, 2004).
23(i)	*	Consent of Joseph Anzman, Registered Geophysicist dated November 23, 2002 (incorporated herein by reference from Exhibit 23(i) of the Company's Form SB-2/A-2 filed with the SEC on November 29, 2002).
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 200

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from previous filings of the Company.