Form 10QSB
period 2004-06-30
MONTANA MINING CORP
filed 2004-08-13
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **June 30, 2004**.

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

Yes __X__ No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of August 12, 2004 was 6,312,900.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Balance Sheet as of June 30, 2004	4
Unaudited Statement of Operations for the three and six month periods ended June 30, 2004 and 2003 and the period since Date of Inception to June 30, 2004	5
Unaudited Statement of Cash Flows for the six months ended June 30, 2004 and 2003 and the period since Date of Inception to June 30, 2004	6
Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	8
ITEM 3. CONTROLS AND PROCEDURES	10
PART II.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	11
SIGNATURES	12
INDEX TO EXHIBITS	13

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

MONTANA MINING CORP.
(A Development Stage Company)
BALANCE SHEETS

ASSETS		June 30, 2004 (Unaudited)	December 31, 2003 (Audited)
Current assets - cash	$	54,233	58,069
Total current assets	$	54,233	58,069
LIABILITIES AND STOCKHOLDERS' EQUITY			
Current liabilities:			
Accounts payable	$	3,475	2,409
Related party payable		2,500	2,500
Total current liabilities		5,975	4,909
Commitments and contingencies			
Stockholders' equity:			
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding		-	-
Common stock, $.001 par value, 45,000,000 shares authorized, 6,312,900 shares issued and outstanding		6,313	6,313
Additional paid-in capital		103,069	103,069
Deficit accumulated during the exploration stage		(61,124)	(56,222)
Total stockholders' equity		48,258	53,160
Total liabilities and stockholders' equity	$	54,233	58,069

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		Three Months Ended June 30,		Six Months Ended June 30,		Cumulative
		2004	2003	2004	2003	Amounts
Revenue	$	-	-	-	-	-
General and administrative costs		2,418	1,208	4,902	4,733	61,124
Loss before income taxes		(2,418)	(1,208)	(4,902)	(4,733)	(61,124)
Provision for income taxes		-	-	-	-	-
Net Loss	$	(2,418)	(1,208)	(4,902)	(4,733)	(61,124)
Loss per common share - basic and diluted	$	-	-	-	-	
Weighted average common shares - basic and diluted		6,313,000	6,313,000	6,313,000	6,313,000	

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Cumulative Amounts
Cash flows from operating activities:			
Net loss	$ (4,902)	(4,733)	(61,124)
Adjustments to reconcile net loss to net cash used in operating activities:			
Stock compensation expense	-	-	5,007
Increase (decrease) in accounts payable	1,066	1,400	3,475
Net cash used in operating activities	(3,836)	(3,333)	(52,642)
Cash flows from investing activities:	-	-	-
Cash flows from financing activities:			
Increase in related party payable	-	-	2,500
Decrease in stock subscription receivable	-	-	465
Increase in common stock	-	-	103,910
Net cash provided by financing activities	-	-	106,875
Net increase (decrease) in cash	(3,836)	(3,333)	54,233
Cash, beginning of period	58,069	79,234	-
Cash, end of period	$ 54,233	75,901	54,233

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

Note 3 - Going Concern

At June 30, 2004 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about he ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On July 19, 2002, the Company entered into an option purchase agreement with Monument Resources, Inc. in connection with the Dobler Mine property which was due to expire on August 31, 2004. The option has been extended until December 31, 2004 in order to allow the Company sufficient time to complete the second phase of its exploration efforts. The option purchase agreement grants to the Company the exclusive right to acquire a 100% fee simple interest in the Dobler Mine property and mineral rights on surrounding property subject to a net smelter royalty of 3%, in consideration of certain option payments, exploration expenditures and a purchase payment. The Company intends to conduct the second phase of its exploration efforts within the time permitted by the extension granted on the option purchase agreement. The Company manages all exploration work carried out on the Dobler Mine property and will complete the second phase of its exploration program with the assistance of a contract crew.

Results of Operations

The Company has completed the first phase of its exploration program which was designed to provide an initial indication of the economic feasibility of developing the Dobler Mine property for the extraction of precious metals. The Company has conducted field work on the property which included physically surveying the Dobler Mine property for prospective areas of mineralization through the identification of rock outcrops and the reexamination of areas where work was conducted as the result of prior exploration. The Company collected rock and chip samples from areas of interest which were submitted for assay analysis. Assay results have indicated some areas of interest. The Company has evaluated the assay results and intends to focus the second phase of its exploration efforts on geophysical surveying using the induced polarization/resistivity (IP) method.

IP is the use of electricity to pass a current through the ground to measure resistivity and induced polarization effect. Resistivity values are the measure of the passage of electrical current through the geological conditions and materials present in the ground. The passage of electrical current through the ground is impeded by the presence of sulfide minerals. Measurement of that impediment is the induced polarization effect. The information is useful in providing an understanding of the subsurface geology.

The IP method has been selected based on prior geological observations on the Dobler Mine property that sulfide material is spatially associated with gold. The use of this geophysical technique will be primarily for the detection and location of polarization anomalies associated with pyrite. The single IP line that has already been completed on the Dobler Mine property outlined a number of possible anomalies. The Company intends to run the IP over the entire property to define other anomalous responses.

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

Losses

For the six month period ended June 30, 2004, the Company recorded an operating loss of $4,902. This lack of profitability is attributable to expenses related to accounting, administration and exploration expenses in connection with the Dobler Mine property. The Company did not generate any revenues during this period.

The Company expects to continue to operate at a loss through fiscal 2004 and due to the nature of the Company's business cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no funds on capital expenditures during the three month period ending June 30, 2004.

Capital Resources and Liquidity

The Company had current assets of $54,233 and total assets of $54,233 as of the quarter ended June 30, 2004. These assets consist of cash on hand of $54,233. Net stockholders' equity in the Company was $48,258 at June 30, 2004. Cash flow used in operating activities was $3,836 for the six months ending June 30, 2004. Cash was used on accounting, administration and exploration expenses.

The Company's current assets are sufficient to conduct its plan of operation over the next twelve (12) months in the event the decision is made not to exercise its option to purchase the Dobler Mine property. However, should the Company decide to exercise its option then cash requirements over the next twelve (12) month period will exceed its current assets and the Company will have to seek debt or equity financing or a joint venture partner willing to exercise the option in order to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company's major shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise with any prospective joint venture partner. The Company's inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2003 included in the Company' Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the decision to exercise the option on the Dobler property; (iii) the ability of the Company to achieve sufficient revenues through an operating a precious metals extraction business to fund and maintain operations; and (iv) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of June 30, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of June 30, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of August, 2004.

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