Form 10QSB
period 2004-09-30
MONTANA MINING CORP
filed 2004-11-08
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **September 30, 2004**.

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

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 8, 2004 was 6,312,900.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Balance Sheet as of September 30, 2004	4
Unaudited Statement of Operations for the three and nine months ended September 30, 2004 and 2003 and the period since Date of Inception to September 30, 2004	5
Unaudited Statement of Cash Flows for the nine months ended September 30, 2004 and 2003 and the period since Date of Inception to September 30, 2004	6
Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	8
ITEM 3. CONTROLS AND PROCEDURES	11
PART II.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11
ITEM 6. EXHIBITS	11
SIGNATURES	12
INDEX TO EXHIBITS	13

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

MONTANA MINING CORP.
(A Development Stage Company)
BALANCE SHEETS

ASSETS		September 30, 2004 (Unaudited)	December 31, 2003 (Audited)
Current assets - cash	$	30,485	58,069
Prepaid expenses		11,458	-
Total current assets	$	41,943	58,069

LIABILITIES AND STOCKHOLDERS' EQUITY			
Current liabilities:			
Accounts payable	$	9,430	2,409
Related party payable		-	2,500
Total current liabilities		9,430	4,909
Commitments			
Stockholders' equity:			
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding		-	-
Common stock, $.001 par value, 45,000,000 shares authorized, 6,312,900 shares issued and outstanding		6,313	6,313
Additional paid-in capital		103,069	103,069
Deficit accumulated during the exploration stage		(76,869)	(56,222)
Total stockholders' equity		32,513	53,160
Total liabilities and stockholders' equity	$	41,943	58,069

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative
		2004	2003	2004	2003	Amounts
Revenue	$	-	-	-	-	-
General and administrative costs		15,745	13,823	20,647	18,555	76,869
Loss before income taxes		(15,745)	(13,823)	(20,647)	(18,555)	(76,869)
Provision for income taxes		-	-	-	-	-
Net Loss	$	(15,745)	(13,823)	(20,647)	(18,555)	(76,869)
Loss per common share - basic and diluted	$	-	-	-	-	
Weighted average common shares - basic and diluted		6,313,000	6,313,000	6,313,000	6,313,000	

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30,		
		2004	2003	Cumulative Amounts
Cash flows from operating activities:				
Net loss	$	(20,647)	(18,555)	(76,869)
Adjustments to reconcile net loss to net cash used in operating activities:				
Stock compensation expense		-	-	5,007
Increase in prepaid expenses		(11,458)	-	(11,458)
Increase (decrease) in accounts payable		7,021	1,774	9,430
Net cash used in operating activities		(25,084)	(16,781)	(73,890)
Cash flows from investing activities:		-	-	-
Cash flows from financing activities:				
Decrease in related party payable		(2,500)	-	-
Decrease in stock subscription receivable		-	-	465
Increase in common stock		-	-	103,910
Net cash provided by (used in) financing activities		(2,500)	-	104,375
Net increase (decrease) in cash		(27,584)	(16,781)	30,485
Cash, beginning of period		58,069	79,234	-
Cash, end of period	$	30,485	62,453	30,485

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2004

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

At September 30, 2004 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about he ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On July 19, 2002, the Company entered into an option purchase agreement with Monument Resources, Inc. in connection with the Dobler Mine property which was due to expire on August 31, 2004. The option has been extended until December 31, 2004 in order to allow the Company sufficient time to complete the second phase of its exploration efforts. The option purchase agreement grants to the Company the exclusive right to acquire a 100% fee simple interest in the Dobler Mine property and mineral rights on surrounding property subject to a net smelter royalty of 3%, in consideration of certain option payments, exploration expenditures and a purchase payment. The Company is currently in the process of completing the second phase of its exploration efforts. The Company manages all exploration work carried out on the Dobler Mine property.

Results of Operations

The Company has completed the first phase of its exploration program which was designed to provide an initial indication of the economic feasibility of developing the Dobler Mine property for the extraction of precious metals. The Company conducted field work on the property which included physically surveying the Dobler Mine property for prospective areas of mineralization through the identification of rock outcrops and the reexamination of areas where work was conducted as the result of prior exploration. The Company collected rock and chip samples from areas of interest which were submitted for assay analysis. Assay results indicated some areas of interest. The Company has evaluated the assay results and is now focused on the second phase of its exploration efforts which includes geophysical surveying using the induced polarization/resistivity (IP) method.

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

During the month of October, the Company completed an IP survey on the Dobler Mine property totaling some 8,000 feet of line. The survey was carried out by Garry Carlson of Gradient Geophysics, Inc., a geophysical contractor based in Missoula, Montana under the direction of Mr. Anzman and a consulting geologist Dr. Stewart Jackson. The results of the IP survey are now being interpreted by the Company's consulting geophysicist, Joe Anzman of Denver, Colorado.

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

Losses

For the nine month period ended September 30, 2004, the Company recorded an operating loss of $15,745. This lack of profitability is attributable to expenses related to accounting, administration, consulting and exploration expenses incured in connection with the Dobler Mine property. The Company did not generate any revenues during this period.

The Company expects to continue to operate at a loss through fiscal 2004 and due to the nature of the Company's business cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no funds on capital expenditures during the three month period ending September 30, 2004.

Capital Resources and Liquidity

The Company had current assets of $41,943 and total assets of $41,943 as of the quarter ended September 30, 2004. These assets consist of cash on hand of $30,485 and prepaid expenses of $11,458. Net stockholders' equity in the Company was $32,513 at September 30, 2004. Cash flow used in operating activities was $25,048 for the nine months ending September 30, 2004. Cash was used on accounting, administration, consulting and exploration expenses.

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

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the decision to exercise the option on the Dobler Mine property; (iii) the ability of the Company to achieve sufficient revenues through an operating a precious metals extraction business to fund and maintain operations; and (iv) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of September 30, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of September 30, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Shareholders Action in Lieu of an Extraordinary Special Meeting of Shareholders was held on August 20, 2004 to consider an amendment to the Company's articles of incorporation to permit an increase in the authorized share capital of the Company from 45,000,000 authorized common shares par value $0.001 to 500,000,000 common shares par value $0.001.

The consent resolutions were approved by 3,200,000 or 50.6% of the issued and outstanding shares entitled to act on the matters presented.

The increase in authorized common share capital was effected upon filing of the Company's articles of amendment with the Nevada Secretary of State on October 12, 2004.

The shareholder action did not involve the election of directors.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 8th day of November, 2004.

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

3(i)(c)	Attached	Amendment to Articles of Incorporation filed with the State of Nevada on October 12, 2004.
3(ii)	*

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

