Form 10KSB
period 2004-12-31
MONTANA MINING CORP
filed 2005-03-04
CIK 1104672

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

3(i)(c)	*

Amendment to Articles of Incorporation filed with the State of Nevada on October 12, 2004 (incorporated herein by reference from Exhibit No. 3(i)(c) of the Company's Form 10-QSB filed with the SEC on November 8, 2004).

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