Form 10QSB
period 2005-09-30
MONTANA MINING CORP
filed 2005-11-02
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-29321

MONTANA MINING CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0643635 (IRS Employer Identification Number)

1403 East 900 South, Salt Lake City, Utah 84105
(Address of Principal Executive Office)          (Zip Code)

(801) 582-9609
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X              No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of October 27, 2005 was 6,312,900.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Balance Sheet as of September 30, 2005	4
Unaudited Statement of Operations for the three and nine months ended September 30, 2005 and 2004 and the period since Date of Inception to September 30, 2005	5
Unaudited Statement of Cash Flows for the nine months ended September 30, 2005 and 2004 and the period since Date of Inception to September 30, 2005	6
Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	8
ITEM 3. CONTROLS AND PROCEDURES	11
PART II.
ITEM 1. LEGAL PROCEEDINGS	11
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	11
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11
ITEM 5. OTHER INFORMATION	11
ITEM 6. EXHIBITS	11
SIGNATURES	12
INDEX TO EXHIBITS	13

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

                                                  MONTANA MINING CORP.
                                               (A Development Stage Company)
                                                       BALANCE SHEETS

                                                                                      September 30,        December 31,
                                                                                           2005                2004
                                   ASSETS                                              (Unaudited)          (Audited)
                                                                                     -----------------   -----------------

Current assets - cash                                                             $             1,919              12,506

Prepaid expenses                                                                                    -               8,333
                                                                                     -----------------   -----------------

      Total current assets                                                        $             1,919              20,839
                                                                                     =================   =================

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

   Accounts payable                                                               $             5,523               4,723

   Related party payable                                                                        3,000                   -
                                                                                     -----------------   -----------------

      Total current liabilities                                                                 8,523               4,723
                                                                                     -----------------   -----------------

Commitments

Stockholders' equity (deficit):
   Preferred stock, $.001 par value, 5,000,000 shares

      authorized, no shares issued and outstanding                                                  -                   -
   Common stock, $.001 par value, 500,000,000 shares
      authorized, 6,312,900 shares issued and outstanding                                       6,313               6,313

   Additional paid-in capital                                                                 103,069             103,069

   Deficit accumulated during the exploration stage                                         (115,986)            (93,266)
                                                                                     -----------------   -----------------

      Total stockholders' equity (deficit)                                                    (6,604)              16,116
                                                                                     -----------------   -----------------

       Total liabilities and stockholders' equity (deficit)                       $             1,919              20,839
                                                                                     =================   =================

                               The accompanying notes are an integral part of these financial statements

                                                                      MONTANA MINING CORP.
                                                                  (A Development Stage Company)
                                                          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                             Three Months Ended                     Nine Months Ended
                                                                                September 30,                         September 30,                 Cumulative
                                                                      ----------------------------------    ----------------------------------
                                                                           2005               2004               2005               2004              Amounts
                                                                      ---------------    ---------------    ---------------    ---------------    ----------------

Revenue                                                           $                -                  -                  -                  -                   -

General and administrative costs                                               5,742             15,745             22,720             20,647             115,986
                                                                      ---------------    ---------------    ---------------    ---------------    ----------------

      Loss before income taxes                                               (5,742)           (15,745)           (22,720)           (20,647)           (115,986)

Provision for income taxes                                                         -                  -                  -                  -                   -
                                                                      ---------------    ---------------    ---------------    ---------------    ----------------

      Net Loss                                                    $          (5,742)           (15,745)           (22,720)           (20,647)           (115,986)
                                                                      ===============    ===============    ===============    ===============    ================

Loss per common share - basic and diluted                         $                -                  -                  -                  -
                                                                      ===============    ===============    ===============    ===============

Weighted average common shares -
   basic and diluted                                                       6,313,000          6,313,000          6,313,000          6,313,000
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

                               The accompanying notes are an integral part of these financial statements

                                                  MONTANA MINING CORP.
                                             (A Development Stage Company)
                                      UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended
                                                                             September 30,                 Cumulative
                                                                    ---------------------------------
                                                                        2005               2004              Amounts
                                                                    --------------    ---------------    ----------------
Cash flows from operating activities:

Net loss                                                        $        (22,720)           (20,647)           (115,986)
   Adjustments to reconcile net loss to net cash
      used in operating activities:

         Stock compensation expense                                             -                  -               5,007

         Increase (decrease) in prepaid expenses                            8,333           (11,458)                   -

         Increase in accounts payable                                         800              7,021               5,523
                                                                    --------------    ---------------    ----------------

           Net cash used in operating activities                         (13,587)           (25,084)           (105,456)
                                                                    --------------    ---------------    ----------------

Cash flows from investing activities:                                           -                  -                   -
                                                                    --------------    ---------------    ----------------

Cash flows from financing activities:

   Increase (decrease) in related party payable                             3,000            (2,500)               3,000

   Decrease in stock subscription receivable                                    -                  -                 465

   Increase in common stock                                                     -                  -             103,910
                                                                    --------------    ---------------    ----------------

           Net cash provided by (used in)
                                                                                                                                                  --------------    --------------- -- ----------------

           financing activities                                             3,000            (2,500)             107,375
                                                                    --------------    --------------- -- ----------------

           Net increase (decrease) in cash                               (10,587)           (27,584)               1,919

Cash, beginning of period                                                  12,506             58,069                   -
                                                                    --------------    ---------------    ----------------

Cash, end of period                                             $           1,919             30,485               1,919
                                                                    ==============    ===============    ================

                               The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2005

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

At September 30, 2005 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has abandoned exploration activities and is currently in the process of identifying a suitable business opportunity pursuant to acquisition or merger. Management believes that the identification of a suitable business opportunity can be completed through the use of its current cash position. However, there can be no assurance that management will be successful in identifying a suitable business opportunity or that funds will be available to the Company on terms acceptable to the Company to complete an acquisition or merger.

ITEM 2. MANAGEMENT’S PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “hopes,” “likely,” “will,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the Company’s business prospects; (iii) the ability of the Company to achieve and maintain sufficient revenues to fund operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

PLAN OF OPERATION

The Company’s plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

Results of Operations

During the period ended September 30, 2005, the Company remained in the process of identifying a prospective business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to this uncertainty, the Company does not expect any revenues until such time as a revenue producing acquisition is accomplished.

For the current fiscal year, the Company anticipates incurring a loss as a result of administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). Since the Company does not anticipate generating any revenues in the near term it will continue to operate at a loss.

Net Loss

For the period from December 7, 1999 to September 30, 2005, the Company recorded an operating loss of $115,986. The Company’s operating loss is attributable to general and administrative expenses. The general and administrative expenses include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934. General and administrative expenses also include exploration expenses incurred by consultants, the costs associated with test results, costs directly related to the Company’s exploration program on the Dobler Mine property and option to purchase expenses. The Company did not generate any revenues during this period.

The Company expects to continue to operate at a loss through fiscal 2005 and due to the nature of the Company’s search for a suitable business opportunity cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999 to September 30, 2005.

Capital Resources and Liquidity

The Company had current assets of $1,919 and total assets of $1,919 as of the three month period ended September 30, 2005. These assets consisted of cash on hand of $1,919. Net stockholders’ deficiency in the Company was $6,604 at September 30, 2005.

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $105,456 for the period from December 7, 1999 to September 30, 2005. Cash was used on accounting, administration, consulting and exploration expenses.

Cash flow provided from financing activities was $107,375 for the period from December 7, 1999 to September 30, 2005. Financing activities included the sale of common stock in the amount of $104,375 and loans from or services rendered by related parties.

The Company’s current assets may not be sufficient to conduct its plan of operation over the next twelve (12) months. Further, should the Company acquire a business opportunity over the next twelve month period, cash requirements may exceed current assets and the Company will have to seek debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company’s major shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

The Company had no formal long term lines or credit or other bank financing arrangements as of September 30, 2005.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $93,266 as of December 31, 2004 which increased to $115,986 as of September 30, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2005. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 27th day of October, 2005.

MONTANA MINING CORP.

/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

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