Form 10KSB
period 2005-12-31
MONTANA MINING CORP
filed 2006-03-28
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from              to              .

Commission file number: 00-29321

MONTANA MINING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0643635 (IRS Employer Identification Number)

1403 East 900 South, Salt Lake City, Utah 84105
(Address of Principal Executive Office)          (Postal Code)

(801) 582-9609
(Issuer’s telephone number, Including Area Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X              No

The registrant's net sales for the year ended December 31, 2005, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $1,999,515 based on the average closing bid and asked prices for the common stock on March 24, 2006.

At March 24, 2006, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 6,312,900.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Montana Mining Corp., was incorporated in Nevada on December 7, 1999, as “Aswan Investments, Inc.” to engage in any legal undertaking. On July 17, 2002, the corporation’s name was changed to “Montana Mining Corp.” to reflect the decision of management to enter into mineral exploration activities. The terms “Company,” “we,” “our”, and “us”, as used herein refer to Montana Mining Corp. and its predecessor, unless the context indicates otherwise.

The Company held an option to explore, identify and develop a gold, silver and other precious metals property located in the vicinity of the city of Helena, Montana, known as the Dobler Mine property. The Dobler Mine property has a history of bulk tonnage sampling of precious metals. Based upon the information available from prior exploration and its own exploration efforts, we believed that the possibility existed of identifying economically recoverable mineralization on the Dobler Mine property. However, after completing the first and second phases of an exploration program the Company was unable to indicate conclusively the nature of such mineralization. We abandoned a purchase option and all exploration efforts on the Dobler Mine in January of 2005.

The Company is now considering other business opportunities either through merger or acquisition that might create value for its shareholders. We have no day-to-day operations. Our sole officer and director devotes limited time and attention to the affairs of the Company.

Selection of a Business.

Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. Therefore, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon us, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment, though management intends to continue its focus on opportunities related to natural resources. Due to our lack of financial resources, the scope and number of suitable business ventures is limited. We are therefore most likely to participate in a single business venture. Accordingly, the Company will not be able to diversify and will be limited to one merger or acquisition. The lack of diversification will prevent us from offsetting losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the opportunity’s management and personnel, the anticipated acceptability of products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. Further, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be partially dependent upon the management of any given business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of required changes.

Since we may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. Management anticipates that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of a specific opportunity. Our shareholders must therefore depend on the ability of management to identify and evaluate such risks. Further, in the case of some of the opportunities available to us, it may be anticipated that some of such opportunities are yet to develop as going concerns or that some of such opportunities are in the development stage in that same have not generated significant revenues from principal business activities prior to our participation.

Acquisition of Business.

Implementation of a structure for any particular business acquisition may involve a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. The Company may also purchase stock or assets of an existing business. On the completion of a transaction, it is possible that present management and shareholders of the Company would not remain in control of the Company. Further, our sole officer and director may, as part of the terms of any transaction, resign, to be replaced by new officers and directors without a vote of our shareholders.

We anticipate that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. However, in certain circumstances, as a negotiated element of any transaction, the Company may agree to register securities either at the time a transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to a business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

Our due diligence process will require that management meet personally with the personnel involved in any given transaction, visit and inspect material facilities, obtain independent analysis or verification of the information provided, check references for management and key persons, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the our relative negotiating strengths. Negotiations that involve mergers or acquisitions will focus on the percentage of the Company that the target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our current shareholders.

Operation of Business After Acquisition.

The Company’s operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. We may expect that any future business will present various challenges that cannot be predicted at the present time.

Government Regulation.

The Company cannot anticipate the government regulations, if any, to which we may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. Our selection of a business in which to acquire an interest will include an effort to ascertain, to the extent of the limited resources of the Company, the effects of any government regulation on the prospective business of the Company. However, in certain circumstances, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Competition.

We will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. The Company can provide no assurance that it will be successful in obtaining a suitable business opportunity.

Employees

The Company is a development stage company and currently has no employees. Ruairidh Campbell, our sole officer and director, manages the Company. The Company looks to Mr. Campbell for his entrepreneurial skills and talents. Management uses consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

Risks Related to Our Business

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $121,523 at December 31, 2005. During fiscal 2005, we recorded a net loss of $28,257. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

The Company’s limited financial resources cast severe doubt on our ability to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the acquisition of a profitable business opportunity. However, the prospect of such an acquisition is doubtful due to the Company’s limited financial resources. Since we have no current business opportunity, the Company is not in a position to improve this financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective acquisition candidates. Should we be unable to acquire a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

We are dependent upon a key person, who would be difficult to replace.

Our continued operation will be largely dependent upon the efforts of Ruairidh Campbell, our sole officer and director. We do not maintain key-person insurance on Mr. Campbell. Our future success also will depend in large part upon the Company’s ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The loss of the services of Mr. Campbell, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to maintain our operations and meet key objectives such as the acquisition of a suitable business opportunity.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2006, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2006, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Reports to Security Holders

The Company’s annual report contains audited financial statements. The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy to security holders unless a request is made for such delivery. The Company files all of its required information with the Commission.

The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms we file with the Commission have been filed electronically and are available for viewing or copy on the Internet site maintained by the Commission that contains reports, proxy, information statements, and other information regarding registrants that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 1403 East 900 South, Salt Lake City, Utah 84105. Ruairidh Campbell, our sole officer, director and a substantial shareholder of the Company, owns this office space. The Company pays no rent for the use of this office. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceeding

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company’s common stock is traded on Over the Counter Bulletin Board under the symbol MMGC.

The table below sets forth the high and low prices for the Company’s common stock since the third quarter of 2004 when a quote was first obtained on the Over the Counter Bulletin Board. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                -------------- -------------------------- --------------------- --------------------
                Year           Quarter Ended              High                  Low
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2005           December 31                $0.40                 $0.26
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               September 30               $0.27                 $0.26
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               June 30                    $0.60                 $0.24
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               March 31                   $0.52                 $0.30
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2004           December 31                $1.01                 $0.55
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               September 30               $1.30                 $0.14
                -------------- -------------------------- --------------------- --------------------

Record Holders

As of March 24, 2006, there were approximately 93 shareholders of record holding a total of 6,312,900 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on its common stock other than those generally imposed by applicable state law.

ITEM 6 MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2005.

Plan of Operation

The Company’s plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

Results of Operations

During the twelve month period ended December 31, 2005, the Company’s operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.

We do not expect to receive revenues within the next twelve months of operation or ever, since we have yet to acquire a favorable business opportunity, which opportunity if acquired, may or may not produce revenue.

For the current fiscal year, the Company anticipates incurring a loss as a result of administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). Since we do not anticipate generating any revenues in the near term we will continue to operate at a loss.

Net Loss

For the period from December 7, 1999, to December 31, 2005, the Company recorded an operating loss of $121,523. The Company’s operating loss is attributable to general and administrative expenses. The general and administrative expenses include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934. General and administrative expenses also include exploration expenses incurred by consultants, the costs associated with test results, costs directly related to our exploration program and option expenses. We did not generate any revenues during this period.

We expect to continue to operate at a loss through fiscal 2006 and due to the nature of the Company’s search for a suitable business opportunity cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999, to December 31, 2005.

Capital Resources and Liquidity

The Company had current assets of $73 and total assets of $73 as of the twelve month period ended December 31, 2005. These assets consist of cash on hand of $73. Net stockholders’ deficit in the Company was $12,141 at December 31, 2005. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $111,552 for the period from December 7, 1999, to December 31, 2005. Cash was used on accounting, administration, consulting and exploration expenses.

Cash flow provided from financing activities was $111,625 for the period from December 7, 1999, to December 31, 2005. Financing activities have consisted of sales of the Company’s common stock and related party loans over the period.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months and it will have to seek debt or equity financing to fund minimum operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation” and “Description of Business”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

- our anticipated financial performance and business plan;

- the sufficiency of existing capital resources;

— our ability to raise additional capital to fund cash requirements for future operations;

— uncertainties related to the Company’s future business prospects;

 — the ability of the Company to generate revenues to fund future operations;

— the volatility of the stock market and; — general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2005 and 2004, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America. The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Financial Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20 “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SAFS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SAFS No. 154 requires that changes in accounting principles be applied retrospectively to prior period financial statements and is effective for fiscal periods beginning after December 15, 2005. The Company does not expect SFAS No. 145 to have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for periods beginning after June 15, 2005, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments its awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company’s financial statements. The Company estimates that the required adoption of SFAS 123 (R) will not have a negative impact on its financial statements.

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $121,523 as of December 31, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2005, are attached hereto as pages F-1 through F-11.

MONTANA MINING CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

December 31, 2005 and 2004

MONTANA MINING CORP.

(An Exploration Stage Company)

INDEX

              Independent Auditors' Report                                               F-3

              Balance Sheets                                                             F-4

              Statements of Operations                                                   F-5

              Statements of Stockholders' Equity                                         F-6

              Statements of Cash Flows                                                   F-7

              Notes to Financial Statements                                              F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’and
Board of Directors of

Montana Mining Corp.

We have audited the accompanying balance sheets of Montana Mining Corp. (an exploration stage company), as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montana Mining Corp. (an exploration stage company), as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

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

JONES SIMKINS, P.C.

Logan, Utah

February 3, 2006

                                          (An Exploration Stage Company)
                                                  BALANCE SHEETS
                                            December 31, 2005 and 2004

                                 ASSETS                                            2005               2004
                                                                              ---------------    ----------------

Current assets:
   Cash                                                                    $              73              12,506

   Prepaid expenses                                                                        -               8,333
                                                                              ---------------    ----------------

      Total current assets                                                 $              73              20,839
                                                                              ===============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

   Accounts payable                                                        $           4,964               4,723

   Related party payable                                                               7,250                   -
                                                                              ---------------    ----------------

      Total current liabilities                                                       12,214               4,723
                                                                              ---------------    ----------------

Commitments

Stockholders' equity (deficit):
   Preferred stock, $.001 par value, 5,000,000 shares

      authorized, no shares issued and outstanding                                         -                   -
   Common stock, $.001 par value, 500,000,000 and

      6,312,900 shares issued and outstanding                                          6,313               6,313
   Additional paid-in capital                                                        103,069             103,069
   Deficit accumulated during the exploration stage                                (121,523)            (93,266)
                                                                              ---------------    ----------------

      Total stockholders' equity (deficit)                                          (12,141)              16,116
                                                                              ---------------    ----------------

      Total liabilities and stockholders' equity (deficit)                 $              73              20,839
                                                                              ===============    ================

                    The accompanying notes are an integral part of these financial statements.

                                             MONTANA MINING CORP.
                                        (An Exploration Stage Company)
                                            STATEMENTS OF OPERATIONS
                                    Years Ended December 31, 2005 and 2004

                                                                                                  Cumulative
                                                                  2005             2004             Amounts
                                                              --------------    ------------    ----------------
                                                              --------------    ------------    ----------------

Revenue                                                   $
                                                                          -               -                   -

General and administrative costs                                     28,257          37,044             121,523
                                                              --------------    ------------    ----------------
                                                              --------------    ------------    ----------------

      Loss before income taxes                                     (28,257)        (37,044)           (121,523)

Provision for income taxes
                                                                          -               -                   -

                                                              --------------    ------------    ----------------
                                                              --------------    ------------    ----------------
      Net loss                                            $        (28,257)        (37,044)           (121,523)
                                                              ==============    ============    ================
                                                              ==============    ============    ================

Loss per common share - basic and diluted                 $
                                                                          -               -
                                                              ==============    ============
                                                              ==============    ============

Weighted average common shares -
   basic and diluted                                              6,313,000       6,313,000
                                                              ==============    ============

                    The accompanying notes are an integral part of these financial statements.

                                                                         MONTANA MINING CORP.
                                                                     (An Exploration Stage Company)
                                                              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                       December 7, 1999 (Date of Inception) to December 31, 2005
                                                                                                                                             Deficit
                                                                                                                                           Accumulated
                                                                                                                         Additional        During the
                                                           Preferred Stock                   Common Stock                 Paid-in         Exploration
                                                     ----------------------------    ------------------------------
                                                       Shares          Amount           Shares            Amount           Capital            Stage             Total
                                                     ------------    ------------    -------------     ------------     -------------     -------------     -------------
Balance at December 7, 1999 (date of inception)                   $                                 $                $                 $                 $
                                                               -               -                -                -                 -                 -                 -
Issuance of common stock for:
  Cash
                                                               -               -          114,500              115               795                 -               910

  Stock subscription receivable                                -               -           93,000               93               372                 -               465

Net loss                                                       -               -                -                -                 -             (910)             (910)
                                                     ------------    ------------    -------------     ------------     -------------     -------------     -------------
Balance at December 31, 1999
                                                               -               -          207,500              208             1,167             (910)               465
Issuance of common stock for services                                                   1,001,400
                                                               -               -                             1,001             4,006                 -             5,007
Net loss
                                                               -               -                -                -                 -          (10,131)          (10,131)
                                                     ------------    ------------    -------------     ------------     -------------     -------------     -------------
Balance at December 31, 2000                                                            1,208,900
                                                               -               -                             1,209             5,173          (11,041)           (4,659)
Issuance of common stock for cash
                                                               -               -          104,000              104             2,896                 -             3,000
Net loss
                                                               -               -                -                -                 -           (3,865)           (3,865)
                                                     ------------    ------------    -------------     ------------     -------------     -------------     -------------
Balance at December 31, 2001                                                            1,312,900
                                                               -               -                             1,313             8,069          (14,906)           (5,524)
Issuance of common stock for cash                                                       5,000,000
                                                               -               -                             5,000            95,000                 -           100,000
Net loss
                                                               -               -                -                -                 -          (21,911)          (21,911)
                                                     ------------    ------------    -------------     ------------     -------------     -------------     -------------
Balance at December 31, 2002                                                            6,312,900
                                                               -               -                             6,313           103,069          (36,817)            72,565
Net loss
                                                               -               -                -                -                 -          (19,405)          (19,405)
                                                     ------------    ------------    -------------     ------------     -------------     -------------     -------------
Balance at December 31, 2003                                                            6,312,900
                                                               -               -                             6,313           103,069          (56,222)            53,160
Net loss
                                                               -               -                -                -                 -          (37,044)          (37,044)
                                                     ------------    ------------    -------------     ------------     -------------     -------------     -------------
Balance at December 31, 2004                                                            6,312,900
                                                               -               -                             6,313           103,069          (93,266)            16,116
Net loss
                                                               -               -                -                -                 -          (28,257)          (28,257)
                                                     ------------    ------------    -------------     ------------     -------------     -------------     -------------
Balance at December 31, 2005                                      $                     6,312,900   $                $                       (121,523)   $
                                                               -               -                             6,313           103,069                            (12,141)
                                                     ============    ============    =============     ============     =============     =============     =============

                    The accompanying notes are an integral part of these financial statements.

                                                MONTANA MINING CORP.
                                           (An Exploration Stage Company)
                                              STATEMENTS OF CASH FLOWS
                                       Years Ended December 31, 2005 and 2004

                                                                                                        Cumulative
                                                                        2005             2004            Amounts
                                                                    -------------    -------------    ---------------
                                                                    -------------    -------------    ---------------
Cash flows from operating activities:
Net loss                                                        $       (28,257)         (37,044)          (121,523)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Stock compensation expense                                                                            5,007
                                                                               -                -
         (Increase) decrease in prepaid expenses                                          (8,333)
                                                                           8,333                                   -
         Increase in accounts payable                                                                          4,964
                                                                             241            2,314
                                                                    -------------    -------------    ---------------
                                                                    -------------    -------------    ---------------

           Net cash used in operating activities                        (19,683)         (43,063)          (111,552)
                                                                    -------------    -------------    ---------------
                                                                    -------------    -------------    ---------------

Cash flows from investing activities:
                                                                               -                -                  -
                                                                    -------------    -------------    ---------------
                                                                    -------------    -------------    ---------------

Cash flows from financing activities:
   Increase (decrease) in related party payable                                           (2,500)              7,250
                                                                           7,250
   Decrease in stock subscription receivable
                                                                               -                -                465
   Issuance of common stock                                                                                  103,910
                                                                               -                -
                                                                    -------------    -------------    ---------------
                                                                    -------------    -------------    ---------------

           Net cash provided by (used in)
                                                                                     financing activities                                                           (2,500)            111,625
                                                                           7,250
                                                                    -------------    -------------    ---------------
                                                                    -------------    -------------    ---------------

           Net increase (decrease) in cash                              (12,433)         (45,563)
                                                                                                                  73

Cash, beginning of year                                                   12,506           58,069
                                                                                                                   -
                                                                    -------------    -------------    ---------------
                                                                    -------------    -------------    ---------------

Cash, end of year                                               $                          12,506
                                                                              73                                  73
                                                                    =============    =============    ===============

                    The accompanying notes are an integral part of these financial statements.

MONTANA MINING CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Montana Mining Corp. (the Company) was organized under the laws of the State of Nevada on December 7, 1999 (date of inception). The Company is currently in the process of identifying a suitable business opportunity pursuant to acquisition or merger. The Company’s operations in 2004 and prior consisted of identifying mining properties and exploring for precious metals. (See Notes 2 and 7)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to startup expenses.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2005 and 2004.

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

Starting January 1, 2006 in accordance with SFAS 123 (revised 2004), the Company will be required to begin recognizing compensation cost related to stock options. (See Note 8)

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

MONTANA MINING CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

Note 2 — Going Concern

As of December 31, 2005, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                                   Years Ended
                                                                December 31,             Cumulative
                                                         2005             2004            Amounts

Income tax benefit at statutory rate        $           (5,000)           (6,000)         (19,000)
Change in valuation allowance                            5,000            6,000                19,000
                                            $            -                 -                -

Deferred tax assets are as follows at December 31:

                                                         2005             2004

Startup costs                               $           19,000            14,000
Valuation allowance                                    (19,000)          (14,000)
                                            $            -                 -

The Company has cumulative startup costs of approximately $97,000. For income tax purposes start-up costs are deferred until the Company begins generating revenue, at which time the costs are then amortized.

MONTANA MINING CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 4 – Supplemental Cash Flow Information

No amounts have been paid for interest during the years ended December 31, 2005 and 2004.

No amounts have been paid for income taxes since inception.

Note 5 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

Note 6 –Related Party Transactions

At December 31, 2005, the company had a related party payable of $7,000 due to an officer of the Company for consulting services performed. The Company also borrowed $250 from an officer of the Company. Both payables are unsecured, non-interest bearing and due on demand.

Note 7 – Option to Purchase Property

In 2002, the Company entered into an option agreement (Agreement) with Monument Resources, Inc. The Agreement granted to the Company the exclusive right to acquire a 100% interest in a mining property located in the state of Montana, subject to a net smelter royalty of 3% in consideration of certain option payments and expenditures to be satisfied over a two year period. The Agreement could be terminated within 30 days notice. The Company satisfied the option payments and paid $5,000 as an additional option payment during 2004 to extend the Agreement’s expiration date to December 31, 2004. On December 31, 2004, the Agreement expired and the Company chose not to purchase the mining property due to a lack of sufficient evidence of minerals and funding.

Note 8 – Recent Accounting Pronouncements

In May, 2005 the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Financial Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.

SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company anticipates adopting SFAS No. 154 on September 1, 2006, and does not believe the adoption of this new accounting pronouncement will result in a material impact on the Company’s financial position or results of operations.

MONTANA MINING CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 8 – Recent Accounting Pronouncements (continued)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with the first interim or annual period of the first fiscal year beginning after December 15, 2005 for small business issuers, as deferred by the Securities and Exchange Commission. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. The impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. However, the Company believes the adoption of FAS No. 123(R) will not have a material effect on the Company’s financial position and results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no changes in or disagreements with its accountants as to accounting or financial disclosure over the two most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and chief financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The officers and directors of the Company as of March 24, 2006, are as follows:

Name                                   Age                           Position

Ruairidh Campbell                42                              chief executive officer, chief financial officer and director

On December 10, 1999, Mr. Campbell was appointed as an officer and director of the Company. He estimates that he will spend approximately 10 percent of his time, approximately 5 hours per week, on the Company’s business during the next 12 months. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until an annual meeting of the Company’s shareholders and his successor is elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement.

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris Doctorate with an emphasis in corporate law, including securities and taxation. Over the past five years he has been an officer and director of several public companies: Allied Resources Inc., an oil and gas production company from June 1998 to present (president, chief financial officer, director), InvestNet, Inc. a mineral resource exploration company from February 2000 until March 2004 (president and chief financial officer until December 2003, director until March 2004), Star Energy Corporation an oil and gas production company from December 1999 to present (chief financial officer and director), NovaMed, Inc., a manufacturer of medical devices from 1995 to August 2003 (president, chief financial officer, director), EnterNet, Inc. an internet vitamin retailer from February 2000 to July 2001 (president, chief financial officer, director) and Bren-Mar Resources, Ltd., a mineral resource development company from April 1995 to May 2001 (president, chief financial officer, director).

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

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. A copy of the Company’s Code of Ethics is incorporated as Exhibit 14 to this Form 10-KSB. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following individuals who during the period ended December 31, 2004 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Ruairidh Campbell failed to file a Form 3 or Form 5 despite being a director and officer of the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2005, 2004 and 2003 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the president and any other employee to receive compensation in excess of $100,000.

                                             SUMMARY COMPENSATION TABLE
-------------------------------- ----------------------------------- ------------------------------------------------------
                                             Annual Compensation                    Long Term Compensation
                                                                     ------------------------------------------------------
-------------------------------------------------------------------- --------------------------- --------------------------
                                                                               Awards                     Payouts
------------------------- ------ ---------- -------- --------------- ------------- ------------- ---------- ---------------
                                                                                    Securities
                                                                      Restricted    Underlying
                                                      Other Annual      Stock        Options     LTIP         All Other
   Name and Principal             Salary     Bonus    Compensation     Award(s)        SARs       payouts    Compensation
        Position          Year      ($)       ($)         ($)            ($)           (#)          ($)          ($)
------------------------- ------ ---------- -------- --------------- ------------- ------------- ---------- ---------------
------------------------- ------ ---------- -------- --------------- ------------- ------------- ---------- ---------------
   Ruairidh Campbell,     2005    12,000*      -           -              -             -            -            -
    Chief Executive       2004     4,000       -           -              -             -            -            -
     Officer, Chief       2003       -         -           -              -             -            -            -
 Financial Officer and
        Director
------------------------- ------ ---------- -------- --------------- ------------- ------------- ---------- ---------------

* An amount of $7,000 has been accrued by Mr. Campbell and recorded as a related party payable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of March 24, 2006, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

-------------------- ---------------------------------- ------------------------------------ -----------------------
  Title of Class      Name and Address of Beneficial                  Amount                    Percent of Class
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
                           Directors as a Group
-------------------- ---------------------------------- ------------------------------------ -----------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, no director, executive officer, nominee for election as a director of the Company, or an owner of five percent of more of the Company’s outstanding shares, or any member of their immediate family, has entered into any related transaction over the last two years.

On August 1, 2004, the Company entered into an agreement with Ruairidh Campbell, the Company’s sole officer and director that entitles Ruairidh Campbell to a consulting fee of $1,000 a month. The agreement is for an indeterminate period and can be cancelled or revised on thirty days notice.

On September 2, 2004, the Company repaid a loan of $2,500 to Ruairidh Campbell, the Company’s sole officer and director. The loan was incurred during the period December 7, 1999, to December 31, 2003.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 19 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Jones Simkins, P.C. provided audit services to the Company in connection with its annual report for the fiscal years ended December 31, 2005 and 2004. The aggregate fees billed by Jones Simkins, P.C. for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was $5,442 and $4,200 respectively.

Audit Related Fees

Jones Simkins, P.C. billed to the Company no fees in each of 2005 and 2004 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to the Company fees of $350 in 2005 and $550 in 2004 for professional services rendered in connection with the preparation of the Company’s tax returns for the respective periods.

All Other Fees

Jones Simkins, P.C. billed to the Company no fees in each of 2005 and 2004 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Jones Simkins, P.C. as detailed above, were pre-approved by the Company’s board of directors. Jones Simkins, P.C. performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of March 2006

Montana Mining Corp.

/s/ Ruairidh Campbell

Ruairidh Campbell, Chief Executive Officer,

Chief Financial Officer, Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                      Title                                    Date

/s/ Ruairidh Campbell                      Director                               March 24, 2006

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