Form 10QSB
period 2006-03-31
MONTANA MINING CORP
filed 2006-05-15
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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

Yes     X              No

Indicate by check mark whether the registrant is a shell company (as definited in Rule 12b-2 of the Exchange Act).

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of May 12, 2006 was 6,312,900.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our”, and “us”, refer to Montana Mining Corp., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                                 MONTANA MINING CORP.
                                             (A Development Stage Company)
                                                     BALANCE SHEETS

                                                                               March 31,             December 31,
                                                                                 2006                    2005
                              ASSETS                                          (Unaudited)             (Audited)
                                                                           ------------------ --- -------------------

Current assets - cash                                                   $                 26   $                  73
                                                                           ------------------     -------------------

      Total current assets                                              $                 26   $                  73
                                                                           ==================     ===================

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable                                                     $              8,933                $  4,964

   Related party payable                                                              10,450                   7,250
                                                                           ------------------     -------------------

      Total current liabilities                                                       19,383                  12,214
                                                                           ------------------     -------------------

Commitments

Stockholders' deficit:
   Preferred stock, $.001 par value, 5,000,000 shares

      authorized, no shares issued and outstanding                                         -                       -
   Common stock, $.001 par value, 500,000,000 shares

      authorized, 6,312,900 shares issued and outstanding                              6,313                   6,313

   Additional paid-in capital                                                        103,069                 103,069

   Deficit accumulated during the development stage                                (128,739)               (121,523)
                                                                           ------------------     -------------------

      Total stockholders' deficit                                                   (19,357)                (12,141)
                                                                           ------------------     -------------------

      Total liabilities and stockholders' deficit                       $                 26                   $  73
                                                                           ==================     ===================

                     The accompanying notes are an integral part of these financial statements

                                               MONTANA MINING CORP.
                                           (A Development Stage Company)
                                    UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended
                                                                             March 31,                  Cumulative
                                                                  --------------------------------
                                                                      2006              2005             Amounts
                                                                  --------------    --------------    ---------------

Revenue                                                       $               -                 -                  -

General and administrative costs                                          7,216             9,601            128,739
                                                                  --------------    --------------    ---------------

      Loss before income taxes                                          (7,216)           (9,601)          (128,739)

Provision for income taxes                                                    -                 -                  -
                                                                  --------------    --------------    ---------------

      Net loss                                                $         (7,216)           (9,601)          (128,739)
                                                                  ==============    ==============    ===============

Loss per common share - basic and diluted                     $               -                 -
                                                                  ==============    ==============

Weighted average common shares -
   basic and diluted                                                  6,313,000         6,313,000
                                                                  ==============    ==============

                     The accompanying notes are an integral part of these financial statements

                                                 MONTANA MINING CORP.
                                             (A Development Stage Company)
                                     UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended
                                                                              March 31,                   Cumulative
                                                                  ----------------------------------
                                                                       2006               2005              Amounts
                                                                  ---------------    ---------------    ----------------
Cash flows from operating activities:
Net loss                                                      $          (7,216)            (9,601)           (128,739)
   Adjustments to reconcile net loss to net cash
      used in operating activities:

         Stock compensation expense                                            -                  -               5,007

         Decrease in prepaid expenses                                          -              3,125                   -

         Increase in accounts payable                                      3,969              2,670               8,933
                                                                  ---------------    ---------------    ----------------

           Net cash used in operating activities                         (3,247)            (3,806)           (114,799)
                                                                  ---------------    ---------------    ----------------

Cash flows from investing activities:                                          -                  -                   -
                                                                  ---------------    ---------------    ----------------

Cash flows from financing activities:

   Increase in related party payable                                       3,200                  -              10,450

   Decrease in stock subscription receivable                                   -                  -                 465

   Increase in common stock                                                    -                  -             103,910
                                                                  ---------------    ---------------    ----------------

           Net cash provided by
                                                                  ---------------    --------------- -- ----------------

           financing activities                                            3,200                  -             114,825
                                                                  ---------------    --------------- -- ----------------

           Net increase (decrease) in cash                                  (47)            (3,806)                  26

Cash, beginning of period                                                     73             12,506                   -
                                                                  ---------------    ---------------    ----------------

Cash, end of period                                           $               26              8,700                  26
                                                                  ===============    ===============    ================

                     The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2006

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

At March 31, 2006 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about he ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2006. Our fiscal year end is December 31.

Plan of Operation

The Company’s plan of operation for the coming year is to identify and acquire a favorable business opportunity. We do not plan to limit our options to any particular industry, but will evaluate each opportunity on its merits.

We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

Results of Operations

During the period ended March 31, 2006, the Company remained in the process of identifying a prospective business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to this uncertainty, the Company does not expect any revenues until such time as a revenue producing acquisition is accomplished and thus will likely continue to operate at a loss.

Net Loss

For the period from December 7, 1999 to March 31, 2006, the Company recorded an operating loss of $128,739. The Company’s operating loss is attributable to general and administrative expenses. The general and administrative expenses have included offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934. General and administrative expenses have also included exploration expenses incurred by consultants, the costs associated with test results, and costs directly related to the Company’s exploration program on the Dobler Mine property. The Company has not generated any revenues since inception.

The Company expects to continue to operate at a loss through fiscal 2006 and due to the nature of our search for a suitable business opportunity cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999 to March 31, 2006.

Capital Resources and Liquidity

The Company had current and total assets which consisted of cash on hand of $26 as of the three month period ended March 31, 2006. Net stockholders’ deficiency in the Company was $19,357 at March 31, 2006.

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $114,799 for the period from December 7, 1999 to March 31, 2006. Cash was used on accounting, administration, consulting and exploration expenses.

Cash flow provided from financing activities was $114,825 for the period from December 7, 1999 to March 31, 2006. Financing activities included the sale of common stock in the amount of $103,910 and loans from or services rendered by related parties.

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

The Company had no formal long term lines or credit or other bank financing arrangements as of March 31, 2006.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

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

— general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” below. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Risks Factors

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

Since our inception in 1999, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $121,523 at December 31, 2005. During the three months ended March 31, 2006, we recorded a net loss of $7,216. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, have required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $121,523 as of December 31, 2005 which increased to $128,739 as of March 31, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended March 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 16 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of May, 2006.

Montana Mining Corp.

/s/ Ruairidh Campbell

Ruairidh Campbell

 Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

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