Form 10QSB
period 2006-06-30
MONTANA MINING CORP
filed 2006-08-04
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of August 4, 2006 was 6,312,900.

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

                                                 MONTANA MINING CORP.
                                              (A Development Stage Company)
                                                      BALANCE SHEETS

                                                                                   June 30,            December 31,
                                                                                     2006                  2005
                                  ASSETS                                          (Unaudited)            (Audited)
                                                                                ---------------- --- ------------------

Current assets - cash                                                        $            1,810   $                 73
                                                                                ----------------     ------------------

      Total current assets                                                   $            1,810   $                 73
                                                                                ================     ==================

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                          $            5,988   $              4,964
   Related party payables                                                                21,200                  7,250
                                                                                ----------------     ------------------

      Total current liabilities                                                          27,188                 12,214
                                                                                ----------------     ------------------

Commitments

Stockholders' deficit:
   Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                                            -                      -
   Common stock, $.001 par value, 500,000,000 shares
      authorized, 6,312,900 shares issued and outstanding                                 6,313                  6,313
   Additional paid-in capital                                                           103,069                103,069
   Deficit accumulated during the development stage                                   (134,760)              (121,523)
                                                                                ----------------     ------------------

      Total stockholders' deficit                                                      (25,378)               (12,141)
                                                                                ----------------     ------------------

      Total liabilities and stockholders' deficit                            $            1,810   $                 73
                                                                                ================     ==================

                               The accompanying notes are an integral part of these financial statements

                                                                      MONTANA MINING CORP.
                                                                  (A Development Stage Company)
                                                          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                             Three Months Ended                     Six Months Ended
                                                                                  June 30,                              June 30,                    Cumulative
                                                                      ----------------------------------    ----------------------------------
                                                                           2006               2005               2006               2005              Amounts
                                                                      ---------------    ---------------    ---------------    ---------------    ----------------

Revenue                                                           $                -                  -                  -                  -                   -

General and administrative costs                                               6,021              7,377             13,237             16,978             134,760
                                                                      ---------------    ---------------    ---------------    ---------------    ----------------

      Loss before income taxes                                               (6,021)            (7,377)           (13,237)           (16,978)           (134,760)

Provision for income taxes                                                         -                  -                  -                  -                   -
                                                                      ---------------    ---------------    ---------------    ---------------    ----------------

      Net Loss                                                    $          (6,021)            (7,377)           (13,237)           (16,978)           (134,760)
                                                                      ===============    ===============    ===============    ===============    ================

Loss per common share - basic and diluted                         $                -                  -                  -                  -
                                                                      ===============    ===============    ===============    ===============

Weighted average common shares -
   basic and diluted                                                       6,313,000          6,313,000          6,313,000          6,313,000
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

                               The accompanying notes are an integral part of these financial statements

                                                 MONTANA MINING CORP.
                                             (A Development Stage Company)
                                      UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                            Six Months Ended
                                                                                June 30,                   Cumulative
                                                                    ---------------------------------
                                                                         2006              2005              Amounts
                                                                    ---------------    --------------    ----------------
Cash flows from operating activities:
Net loss                                                        $         (13,237)          (16,978)           (134,760)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Stock compensation expense                                              -                 -               5,007
         Decrease in prepaid expenses                                            -             6,250                   -
         Increase in accounts payable                                        1,024               159               5,988
                                                                    ---------------    --------------    ----------------

           Net cash used in operating activities                          (12,213)          (10,569)           (123,765)
                                                                    ---------------    --------------    ----------------

Cash flows from investing activities:                                            -                 -                   -
                                                                    ---------------    --------------    ----------------

Cash flows from financing activities:
   Increase in related party payable                                        13,950                 -              21,200
   Decrease in stock subscription receivable                                     -                 -                 465
   Increase in common stock                                                      -                 -             103,910
                                                                    ---------------    --------------    ----------------

           Net cash provided by
             financing activities                                           13,950                 -             125,575
                                                                    ---------------    --------------    ----------------

           Net increase (decrease) in cash                                   1,737          (10,569)               1,810

Cash, beginning of period                                                       73            58,069                   -
                                                                    ---------------    --------------    ----------------

Cash, end of period                                             $            1,810            47,500               1,810
                                                                    ===============    ==============    ================

                               The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2006

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

Note 2 – Additional Footnotes Included By Reference

Except as indicated in these Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

At June 30, 2006 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 – Related Party Payables

Related party payables consist of a payable to an officer of the Company for consulting services of $11,000 and a short term note of $200 as well as a payable to a shareholder of the Company for $10,000. All are unsecured, non-interest bearing and due on demand.

ITEM 2.           MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2006. Our fiscal year end is December 31.

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

Results of Operations

During the period ended June 30, 2006, the Company remained in the process of identifying a prospective business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to this uncertainty, the Company does not expect any revenues until such time as a revenue producing acquisition is accomplished and thus will likely continue to operate at a loss.

Net Loss

For the period from December 7, 1999 to June 30, 2006, the Company recorded an operating loss of $134,760. The Company’s operating loss is attributable to general and administrative expenses including offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934. General and administrative expenses have also included exploration expenses incurred by consultants, the costs associated with test results, and costs directly related to the Company’s exploration program on the Dobler Mine property. The Company has not generated any revenues since inception.

The Company expects to continue to operate at a loss through fiscal 2006 and due to the nature of our search for a suitable business opportunity cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999 to June 30, 2006.

Capital Resources and Liquidity

The Company had current and total assets which consisted of cash on hand of $1,810 at June 30, 2006. Net stockholders’ deficiency in the Company was $25,378 at June 30, 2006.

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $123,765 for the period from December 7, 1999 to June 30, 2006. Cash was used on accounting, administration, consulting and exploration expenses.

Cash flow provided from financing activities was $125,575 for the period from December 7, 1999 to June 30, 2006. Financing activities included the sale of common stock in the amount of $103,910 and loans from or services rendered by related parties.

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

The Company had no formal long term lines or credit or other bank financing arrangements as of June 30, 2006.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

— our anticipated financial performance and business plan;

— the sufficiency of existing capital resources;

— our ability to raise additional capital to fund cash requirements for future operations;

— uncertainties related to the Company’s future business prospects;

— the ability of the Company to generate revenues to fund future operations;

— the volatility of the stock market and;

— general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” below. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

Since our inception in 1999, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $121,523 at December 31, 2005. During the six months ended June 30, 2006, we recorded a net loss of $13,237. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $121,523 as of December 31, 2005 which increased to $134,760 as of June 30, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.            CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.           LEGAL PROCEEDINGS

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.           DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 15 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 4th day of August, 2006.

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