Form 10KSB
period 2006-12-31
MONTANA MINING CORP
filed 2007-03-23
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 .

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

Yes     X              No

The registrant's net sales for the year ended December 31, 2006, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $1,371,096 based on the average closing bid and asked prices for the common stock on March 22, 2007.

At March 22, 2007, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 6,312,900.

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General

Montana Mining Corp. was incorporated in Nevada on December 7, 1999, as “Aswan Investments, Inc.” to engage in any legal undertaking. On July 17, 2002, the corporation’s name was changed to “Montana Mining Corp.” to reflect the decision of management to enter into mineral exploration activities. The terms “Company,” “we,” “our”, and “us”, as used herein refer to Montana Mining Corp. and its predecessor, unless the context indicates otherwise.

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

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $145,788 at December 31, 2006. During fiscal 2006, we recorded a net loss of $24,265. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

PART II

ITEM 5.           MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. under the symbol, “MMGC”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years.

YEAR	QUARTER ENDING	HIGH	LOW
2006	December 31	$0.51	$0.41
	September 30	$0.41	$0.35
	June 30	$0.45	$0.25
	March 31	$0.30	$0.25
2005	December 31	$0.40	$0.26
	September 30	$0.27	$0.26
	June 30	$0.60	$0.24
	March 31	$0.52	$0.30

Record Holders

As of March 22, 2007, there were approximately 84 shareholders of record holding a total of 6,312,900 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6           MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2006.

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

Results of Operations

During the twelve month period ended December 31, 2006, the Company’s operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.

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

Net Loss

For the period from December 7, 1999, to December 31, 2006, the Company recorded an operating loss of $144,804. The Company’s operating loss is attributed to general and administrative expenses which include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934. General and administrative expenses also include exploration expenses incurred by consultants, the costs associated with test results, costs directly related to our exploration program and option expenses. We did not generate any revenue during this period.

We expect to continue to operate at a loss through fiscal 2007 and due to the nature of the Company’s search for a suitable business opportunity cannot determine whether we will ever generate revenue from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999, to December 31, 2006.

Capital Resources and Liquidity

The Company had current assets of $5,407 and total assets of $5,407 as of the twelve month period ended December 31, 2006. These assets consist of cash on hand of $5,407. Net stockholders’ deficit in the Company was $36,406 at December 31, 2006. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $135,132 for the period from December 7, 1999, to December 31, 2006. Cash was used on accounting, administration, consulting and exploration expenses.

Cash flow provided from financing activities was $140,539 for the period from December 7, 1999, to December 31, 2006. Financing activities have consisted of sales of the Company’s common stock, related and non-related party loans over the period.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A(b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

— our anticipated financial performance and business plan;

— the sufficiency of existing capital resources;

— our ability to raise additional capital to fund cash requirements for future operations;

— uncertainties related to the Company’s future business prospects;

— the ability of the Company to generate revenues to fund future operations;

— the volatility of the stock market and;

— general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2006 and 2005, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the USA.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $145,788 as of December 31, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7.           FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2006, are attached hereto as pages F-1 through F-11.

MONTANA MINING CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2006 and 2005

MONTANA MINING CORP.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

MONTANA MINING CORPORATION

Salt Lake City, Utah

We have audited the accompanying balance sheet of Montana Mining Corporation [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2006 and for the period from inception on December 7, 1999 through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montana Mining Corporation as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 and for the period from inception on December 7, 1999 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Montana Mining Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, Montana Mining Corporation has incurred losses since its inception and has not yet established profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

March 1, 2007

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

and Board of Directors of

Montana Mining Corp.

We have audited the accompanying balance sheet of Montana Mining Corp. (a development stage company), as of December 31, 2005 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period from December 7, 1999 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montana Mining Corp. (a development stage company), as of December 31, 2005, and the results of its operations and its cash flows for the period from December 7, 1999 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

JONES SIMKINS, P.C.

Logan, Utah

February 3, 2006

                                              MONTANA MINING CORP.
                                          (A Development Stage Company)
                                                  BALANCE SHEETS
                                            December 31, 2006 and 2005

                                ASSETS                                             2006                 2005
                                                                             -----------------     ----------------

Current assets:
   Cash                                                                   $             5,407   $               73
                                                                             -----------------     ----------------

      Total current assets                                                $             5,407   $               73
                                                                             =================     ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable                                                       $             5,649                4,964

   Related party payable                                                               36,164                7,250
                                                                             -----------------     ----------------

      Total current liabilities                                                        41,813               12,214
                                                                             -----------------     ----------------

Commitments

Stockholders' equity deficit:
   Preferred stock, $.001 par value, 5,000,000 shares

      authorized, no shares issued and outstanding                                          -                    -
   Common stock, $.001 par value, 500,000,000 shares

      authorized, 6,312,900 shares issued and outstanding                               6,313                6,313
   Additional paid-in capital                                                         103,069              103,069
   Deficit accumulated during the exploration stage                                 (145,788)            (121,523)
                                                                             -----------------     ----------------

      Total stockholders' deficit                                                    (36,406)             (12,141)
                                                                             -----------------     ----------------

      Total liabilities and stockholders' deficit                         $             5,407   $               73
                                                                             =================     ================

                              The accompanying notes are an integral part of these financial statements.

                                                 MONTANA MINING CORP.
                                            (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS
                                        Years Ended December 31, 2006 and 2005

                                                                                                         Cumulative
                                                                  2006                 2005                Amounts
                                                             ----------------     ----------------     ----------------

Revenue                                                  $                 -   $                -   $                -

General and administrative costs                                      23,281               28,257              144,804
                                                             ----------------     ----------------     ----------------

      Loss from operations                                          (23,281)             (28,257)            (144,804)

Interest expense                                                         984                    -                  984
                                                             ----------------     ----------------     ----------------

      Loss before income taxes                                      (24,265)             (28,257)            (145,788)

Provision for income taxes                                                 -                    -                    -
                                                             ----------------     ----------------     ----------------

      Net loss                                           $          (24,265)   $         (28,257)   $        (145,788)
                                                             ================     ================     ================

Loss per common share - basic and diluted                $                 -   $                -
                                                             ================     ================

Weighted average common shares -
   basic and diluted                                               6,313,000            6,313,000
                                                             ================     ================

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

                                                                          MONTANA MINING CORP.
                                                                      (A Development Stage Company)
                                                               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                        December 7, 1999 (Date of Inception) to December 31, 2006
                                                                                                                                               Deficit
                                                                                                                                             Accumulated
                                                                                                                           Additional        During the

                                                           Preferred Stock                    Common Stock                   Paid-in        Exploration
                                                     -----------------------------   -------------------------------
                                                       Shares           Amount          Shares            Amount             Capital            Stage             Total
                                                     ------------     ------------   -------------     -------------      -------------     -------------     -------------
    Balance at December 7, 1999 (date of inception)            -     $          -               -        $        -        $         -      $          -       $

                                                                                -
                      Issuance of common stock for:
                                               Cash            -                -         114,500               115                795                 -               910

                      Stock subscription receivable            -                -          93,000                93                372                 -               465

                                           Net loss            -                -               -                 -                  -             (910)             (910)

                                                     ------------     ------------   -------------     -------------      -------------     -------------     -------------
                       Balance at December 31, 1999            -                -         207,500               208              1,167             (910)               465

              Issuance of common stock for services            -                -       1,001,400             1,001              4,006                 -             5,007

                                           Net loss            -                -               -                 -                  -          (10,131)          (10,131)

                                                     ------------     ------------   -------------     -------------      -------------     -------------     -------------

                       Balance at December 31, 2000            -                -      1,208,900              1,209              5,173          (11,041)           (4,659)

                  Issuance of common stock for cash            -                -         104,000               104              2,896                 -             3,000

                                           Net loss            -                -               -                 -                  -           (3,865)            (3,865)
                                                     ------------     ------------   -------------     -------------      -------------     -------------     -------------
                       Balance at December 31, 2001            -                -       1,312,900             1,313              8,069          (14,906)            (5,524)

                  Issuance of common stock for cash            -                -       5,000,000             5,000             95,000                 -           100,000

                                           Net loss            -                -               -                 -                  -         (21,911)            (21,911)
                                                     ------------     ------------   -------------     -------------      -------------     -------------     -------------

                       Balance at December 31, 2002            -                -       6,312,900             6,313            103,069          (36,817)            72,565

                                           Net loss            -                -               -                 -                  -          (19,405)           (19,405)
                                                     ------------     ------------   -------------     -------------      -------------     -------------     -------------

                       Balance at December 31, 2003            -                -        6,312,900             6,313            103,069          (56,222)            53,160

                                           Net loss            -                -               -                 -                  -          (37,044)           (37,044)
                                                     ------------     ------------   -------------     -------------      -------------     -------------     -------------

                       Balance at December 31, 2004            -                -       6,312,900              6,313            103,069          (93,266)            16,116

                                           Net loss            -                -               -                 -                  -          (28,257)          (28,257)
                                                     ------------     ------------   -------------     -------------      -------------     -------------     -------------

                       Balance at December 31, 2005            -                -       6,312,900             6,313            103,069         (121,523)           (12,141)

                                           Net loss            -                -               -                 -                  -          (24,265)           (24,265)
                                                     ------------     ------------   -------------     -------------      -------------     -------------     -------------
                       Balance at December 31, 2006            -   $            -       6,312,900   $         6,313       $    103,069    $     (145,788)   $      (36,406)

                                                     ============     ============   =============     =============      =============     =============     =============

                              The accompanying notes are an integral part of these financial statements.

                                                  MONTANA MINING CORP.
                                              (A Development Stage Company)
                                                 STATEMENTS OF CASH FLOWS
                                         Years Ended December 31, 2006 and 2005

                                                                                                             Cumulative
                                                                            2006              2005             Amounts
                                                                        -------------     -------------     --------------
Cash flows from operating activities:

   Net loss                                                         $       (24,265)   $      (28,257)   $      (145,788)
   Adjustments to reconcile net loss to net cash
      used in operating activities:

         Stock compensation expense                                                -                 -              5,007

         Decrease in prepaid expenses                                              -             8,333                  -

         Increase in accounts payable                                            685               241              5,649
                                                                        -------------     -------------     --------------

           Net cash used in operating activities                            (23,580)          (19,683)          (135,132)
                                                                        -------------     -------------     --------------

Cash flows from investing activities:                                              -                 -                  -
                                                                        -------------     -------------     --------------

Cash flows from financing activities:

   Increase in related party payable                                          28,914             7,250             36,164

   Decrease in stock subscription receivable                                       -                 -                465

   Issuance of common stock                                                        -                 -            103,910
                                                                        -------------     -------------     --------------

           Net cash provided by financing activities                          28,914             7,250            140,539
                                                                        -------------     -------------     --------------

           Net increase (decrease) in cash                                     5,334          (12,433)              5,407

Cash, beginning of year                                                           73            12,506                  -
                                                                        -------------     -------------     --------------

Cash, end of year                                                   $          5,407   $            73   $          5,407
                                                                        =============     =============     ==============

                              The accompanying notes are an integral part of these financial statements.

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Montana Mining Corp. (the Company) was organized under the laws of the State of Nevada on December 7, 1999 (date of inception). The Company is currently in the process of identifying a suitable business opportunity pursuant to acquisition or merger. The Company’s operations in 2004 and prior consisted of identifying mining properties and exploring for precious metals. (see Note 2)

Cash and Cash Equivalents

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2006 and 2005.

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

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 2 – Going Concern

As of December 31, 2006, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan to address the Company’s ability to continue as a going concern includes procuring funding from private placement sources, obtaining additional funding from the sale of the Company’s securities, establishing revenues from the acquisition of a prospective business opportunity and securing loans and grants from financial institutions where possible.

Note 3 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                                       Years Ended
                                                                      December 31,              Cumulative
                                                                 2006              2005           Amounts

         Income tax benefit at statutory rate             $      (3,000)          (5,000)          (22,000)
         Change in valuation allowance                            3,000            5,000            22,000

                                                          $       -                 -                -

Deferred tax assets are as follows at December 31:
                                                                         2006              2005

         Startup costs                                            $       22,000           19,000
         Valuation allowance                                             (22,000)         (19,000)

                                                                  $        -                 -

The Company has cumulative startup costs of approximately $113,000. For income tax purposes start-up costs are deferred until the Company begins generating revenue, at which time the costs are then amortized.

Note 4 – Supplemental Cash Flow Information

No amounts have been paid for interest during the years ended December 31, 2006 and 2005.

No amounts have been paid for income taxes since inception.

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 5 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

Note 6 – Related Party Transactions

At December 31, 2006, the Company had related party payables to an officer of the Company for consulting services of $10,000 ($7,000 in 2005) and a short-term note of $200 ($250 in 2005), which were unsecured, non-interest bearing and due on demand.

The Company also had two related party payables to a shareholder of the Company for $10,000 and $14,980 with associated accrued interest of $984. These payables are unsecured, bear interest at 10% per annum, and are due on demand.

Note 7 – Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits (“FAS 158”). FAS 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans (“plans”). Specifically, FAS 158 requires companies to recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year, the offset of which is recorded, net of tax, as a component of other comprehensive income in shareholders’ equity. FAS 158 will be effective for the Company as of September 30, 2007 and applied prospectively. The provisions of FAS 158 are not expected to have any impact on the Company’s financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for the Company on October 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on the Company’s financial statements.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 9, 2006, upon the authorization and approval of its board of directors, the Company dismissed Jones Simkins, P.C. (“Jones”) as the Company’s independent registered public accounting firm.

The reports of Jones on the financial statements of the Company as of and for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports did include references to a substantial doubt that existed regarding the Company’s ability to continue as a going concern.

During the years ended December 31, 2004 and 2005 and through May 9, 2006, there were no disagreements with Jones on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Jones, would have caused Jones to make reference to the subject matter of the disagreement in its reports on the Company’s financial statements for such periods.

On May 9, 2006, upon the authorization and approval of the board of directors, the Company engaged Pritchett, Siler & Hardy, P.C. (“Pritchett”) as its independent registered public accounting firm.

No consultations occurred between the Company and Pritchett during the years ended December 31, 2004 and 2005 and through May 9, 2006, regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company’s financial statements, or other information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A.           CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.          OTHER INFORMATION

None.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The officers and directors of the Company as of March 22, 2007, are as follows:

Name                         Age           Position

Ruairidh Campbell      43              chief executive officer, chief financial officer and director

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

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris Doctorate with an emphasis in corporate law, including securities and taxation. Over the past five years he has been an officer and director of several public companies: Allied Resources Inc., an oil and gas production company from June 1998 to present (president, chief financial officer, director), InvestNet, Inc. a mineral resource exploration company from February 2000 until March 2004 (president and chief financial officer until December 2003, director until March 2004), Star Energy Corporation an oil and gas production company from December 1999 to October 2006 (chief financial officer and director), and NovaMed, Inc., a manufacturer of medical devices from 1995 to August 2003 (president, chief financial officer, director).

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following individuals who during the period ended December 31, 2006 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Ruairidh Campbell failed to file a Form 3 or Form 5 despite being a director and officer of the Company.

ITEM 10.           EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered by our sole executive officer. The Corporation’s single salary is designed to retain the services of our executive officer. Salary is currently the only type of compensation used in our compensation program. We use this form of compensation because we feel that it is adequate to retain and motivate our executive officer. The amount we deem appropriate to compensate our executive officer is determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory elements.

Table

The following table provides summary information for the years 2006, 2005, and 2004 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ruairidh Campbell CEO, CFO, PAO, and director	2006 2005 2004	12,000 12,000 4,000	- - -	- - -	- - -	- - -	- - -	- - -	12,000* 12,800* 4,000
*	Amounts of $3,000 and $7,000 were accrued but not paid to Mr. Campbell and recorded as related party payables in 2006 and 2005 respectively.

The Company has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor does the Company have any “Post Employment Payments” to report.

Directors receive no compensation for their services as directors.

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of March 22, 2007, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Ownership	Amount	Percent of Class
Common Stock	Ruairidh Campbell 600 Westwood Terrace Austin, Texas 78476	600,000	9.5%
Common Stock	All executive officers and Directors as a Group	660,000	9.5%

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

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Pritchett, Siler & Hardy, P.C. provided audit services to the Company in connection with its review of quarterly filings during the fiscal year ended December 31, 2006. The aggregate fees billed by Pritchett during 2006 for the review of the Company’s quarterly financial statements was $3,600. Jones Simkins, P.C. provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2005. The aggregate fees billed by Jones for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was $5,442.

Audit Related Fees

Pritchett billed to the Company no fees in 2006 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above. Jones billed to the Company no fees in 2005 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Pritchett billed to the Company no fees in 2006 for professional services rendered in connection with the preparation of the Company’s tax returns. Jones billed to the Company fees of $350 in 2006 and $350 in 2005 for professional services rendered in connection with the preparation of the Company’s tax returns for the respective periods.

All Other Fees

Pritchett billed to the Company no fees in 2006 for other professional services rendered or any other services not disclosed above. Jones billed to the Company no fees in 2005 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Pritchett as detailed above, were pre-approved by the Company’s board of directors. Pritchett performed all work only with their permanent full time employees. Further, all services provided to the Company by Jones as detailed above, were pre-approved by the Company’s board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of March 2007.

Montana Mining Corp. /s/ Ruairidh Campbell Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ruairidh Campbell Ruairidh Campbell	Director	March 22, 2007

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*

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