Form 10QSB
period 2007-03-31
MONTANA MINING CORP
filed 2007-05-14
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of May 11, 2007 was 6,312,900.

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

MONTANA MINING CORP.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2007	2006
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$3,101	5,407

Total current assets	$3,101	5,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$9,986	5,649
Related party payable	37,780	36,164

Total current liabilities	47,766	41,813

Commitments

Stockholders' equity deficit:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 and
6,312,900 shares issued and outstanding	6,313	6,313
Additional paid-in capital	103,069	103,069
Deficit accumulated during the development stage	(154,047)	(145,788)

Total stockholders' deficit	(44,665)	(36,406)

Total liabilities and stockholders' deficit	$3,101	5,407

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,		Cumulative
	2007	2006	Amounts

Revenue	$-	-	-

General and administrative costs	7,643	7,216	152,447

Loss from operations	(7,643)	(7,216)	(152,447)

Interest expense	616	-	1,600

Loss before income taxes	(8,259)	(7,216)	(154,047)

Provision for income taxes	-	-	-

Net loss	$(8,259)	(7,216)	(154,047)

Loss per common share - basic and diluted	$-	-

Weighted average common shares -
basic and diluted	6,313,000	6,313,000

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,		Cumulative
	2007	2006	Amounts
Cash flows from operating activities:
Net loss	$(8,259)	(7,216)	(154,047)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Increase in accounts payable	4,337	3,969	9,986

Net cash used in operating activities	(3,922)	(3,247)	(139,054)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Increase in related party payable	1,616	3,200	37,780
Decrease in stock subscription receivable	-	-	465
Issuance of common stock	-	-	103,910

Net cash provided by financing activities	1,616	3,200	142,155

Net increase (decrease) in cash	(2,306)	(47)	3,101

Cash, beginning of period	5,407	73	-

Cash, end of period	$3,101	26	3,101

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2007

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2007.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

As of March 31, 2007, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. Further, the Company has current liabilities in excess of current assets. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plan to address the Company’s ability to continue as a going concern includes procuring funding from private placement sources, establishing revenues from the acquisition of a prospective business opportunity and securing loans from financial institutions where possible. Management believes that they will be able to accomplish one or more of these items, however, there can be no assurance that management will be successful.

ITEM 2.           MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2007. Our fiscal year end is December 31.

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

Results of Operations

During the period ended March 31, 2007, the Company remained in the process of identifying a prospective business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to this uncertainty, the Company does not expect any revenues until such time as a revenue producing acquisition is accomplished and thus will likely continue to operate at a loss.

Net Loss

For the period from December 7, 1999 to March 31, 2007, the Company recorded an operating loss of $154,047. The Company’s operating loss is attributable to general and administrative expenses including offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”). General and administrative expenses have also included exploration expenses incurred by consultants, the costs associated with test results, and costs directly related to the Company’s exploration program on the Dobler Mine property. The Company has not generated any revenues since inception.

The Company expects to continue to operate at a loss through fiscal 2007 and due to the nature of our search for a suitable business opportunity cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999 to March 31, 2007.

Capital Resources and Liquidity

The Company had current assets of $3,101 and total assets of $3,101 as of the three month period ended March 31, 2007, consisting exclusively of cash on hand. Net stockholders’ deficiency in the Company was $44,665 at March 31, 2007.

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $139,054 for the period from December 7, 1999 to March 31, 2007. Cash was used on accounting, administration, consulting and exploration expenses.

Cash flow provided from financing activities was $142,155 for the period from December 7, 1999 to March 31, 2007. Financing activities included the sale of common stock in the amount of $103,910 and loans from or services rendered by related parties.

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

The Company had no formal long term lines or credit or other bank financing arrangements as of March 31, 2007.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2006 included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Plan of Operation,” with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

- our anticipated financial performance and business plan;

- the sufficiency of existing capital resources;

- our ability to raise additional capital to fund cash requirements for future operations;

- uncertainties related to the Company's future business prospects;

- the ability of the Company to generate revenues to fund future operations;

- the volatility of the stock market and;

- general economic conditions.

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

Since our inception in 1999, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $145,788 at December 31, 2006. During the three months ended March 31, 2007, we recorded a net loss of $8,259. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $145,788 as of December 31, 2006 which increased to $154,047 as of March 31, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.           CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 11th day of May, 2007.

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