Form 10QSB
period 2007-09-30
MONTANA MINING CORP
filed 2007-11-09
CIK 1104672

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 9, 2007 was 6,312,900.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Balance Sheet as of September 30, 2007	4
Unaudited Statement of Operations for the three and nine month periods ended September 30, 2007 and 2006 and the period from inception to September 30, 2007	5
Unaudited Statement of Cash Flows for the nine months ended September 30, 2007 and 2006 and the period from inception to September 30, 2007	6
Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	8
ITEM 3. CONTROLS AND PROCEDURES	13
PART II.
ITEM 1. LEGAL PROCEEDINGS	13
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	13
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	13
ITEM 5. OTHER INFORMATION	13
ITEM 6. EXHIBITS	13
SIGNATURES	14
INDEX TO EXHIBITS	15

PART I

ITEM 1.	FINANCIAL STATEMENTS

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

MONTANA MINING CORP.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$1,071	$5,407

Total current assets	$1,071	$5,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$5,741	$5,649
Related party payables	51,335	36,164

Total current liabilities	57,076	41,813

Commitments

Stockholders' equity deficit:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, and 6,312,900 shares issued and outstanding	6,313	6,313
Additional paid-in capital	103,069	103,069
Deficit accumulated during the development stage	(165,387)	(145,788)

Total stockholders' deficit	(56,005)	(36,406)

Total liabilities and stockholders' deficit	$1,071	$5,407

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Cumulative
	2007	2006	2007	2006	Amounts

Revenue	$-	$-	$-	$-	$-

General and administrative costs	4,910	4,895	17,378	18,132	162,182

Loss from operations	(4,910)	(4,895)	(17,378)	(18,132)	(162,182)

Interest expense	882	-	2,221	-	3,205

Loss before income taxes	(5,792)	(4,895)	(19,599)	(18,132)	(165,387)

Provision for income taxes	-	-	-	-	-

Net loss	$(5,792)	$(4,895)	$(19,599)	$(18,132)	$(165,387)

Loss per common share
- basic and diluted	$-	$-	$-	$-

Weighted average common shares
- basic and diluted	6,312,900	6,312,900	6,312,900	6,312,900

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,		Cumulative
	2007	2006	Amounts
Cash flows from operating activities:
Net loss	$(19,599)	$(18,132)	$(165,387)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Increase in accounts payable	92	2,712	5,741

Net cash used in operating activities	(19,507)	(15,420)	(154,639)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Increase in related party payables	15,171	15,950	51,335
Decrease in stock subscription receivable	-	-	465
Issuance of common stock	-	-	103,910

Net cash provided by financing activities	15,171	15,950	155,710

Net increase (decrease) in cash	(4,336)	530	1,071

Cash, beginning of period	5,407	73	-

Cash, end of period	$1,071	$603	$1,071

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

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

Note 3 - Going Concern

As of September 30, 2007, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. Further, the Company has current liabilities in excess of current assets. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 – Related Party Payables

At September 30, 2007, the Company had related party payables to an officer of the Company for consulting services of $11,000 and advances on various Company expenses of $2,150, which are unsecured, non-interest bearing and due on demand.

The Company also had three related party payables to a shareholder of the Company for $10,000, $14,980, and $10,000 with associated accrued interest of $3,205. These payables are unsecured, bear interest at 10% per annum, and are due on demand.

ITEM 2.	MANAGEMENT’S PLAN OF OPERATION

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2007. Our fiscal year end is December 31.

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

Results of Operations

During the period ended September 30, 2007, the Company remained in the process of identifying a prospective business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to this uncertainty, the Company does not expect any revenues until such time as a revenue producing acquisition is accomplished and thus will likely continue to operate at a loss.

Net Loss

For the period from inception December 7, 1999 to September 30, 2007, the Company recorded an operating loss of $165,387. Net losses for the three month period ended September 30, 2007 were $5,792 as compared to $4,895 for the three months ended September 30, 2006. Net losses for the nine month period ended September 30, 2007 were $19,599 as compared to $18,132 for the nine months ended September 30, 2006. The Company’s operating losses in the current nine month period are attributable to general and administrative expenses including accounting costs and consulting fees. General and administrative expenses in prior periods have also included exploration expenses and costs directly related to a precious metals exploration program. The Company has not generated any revenues since inception.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to September 30, 2007.

Capital Resources and Liquidity

The Company had current assets of $1,071 and total assets of $1,071 as of the nine month period ended September 30, 2007, consisting exclusively of cash on hand. Net stockholders' deficiency in the Company was $56,005 at September 30, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $154,639 for the period from inception to September 30, 2007. Cash flow used in operating activities for the nine month period ended September 30, 2007 was $19,507 as compared to $15,420 in cash flow used in operating activities for the nine months ended September 30, 2006. Cash flow used in operating activities in the current nine month period can be attributed to accounting costs and consulting expenses.

Cash flow provided from financing activities was $155,710 for the period from inception to September 30, 2007. Cash flow provided by financing activities for the nine month period ended September 30, 2007 was $15,171 as compared to $15,950 for the nine months ended September 30, 2006. Cash flow provided by financing activities in the current nine month period can be attributed to shareholder loans.

Cash flows used in investing activities was $0 for the period from inception to September 30, 2007.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months. Further, should the Company acquire a business opportunity over the next twelve month period, cash requirements will exceed current assets and the Company will have to seek debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company’s major shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise.

The Company had no formal long term lines of credit or other bank financing arrangements as of September 30, 2007.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

Off Balance Sheet Arrangements

As of September 30, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $145,788 at December 31, 2006. During the nine months ended September 30, 2007, we recorded a net loss of $19,599. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission ("Commission"). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2007, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $145,788 as of December 31, 2006 which increased to $165,387 as of September 30, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 9th day of November, 2007.

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