Form 10-K
period 2007-12-31
MONTANA MINING CORP
filed 2008-04-11
CIK 1104672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to .

Commission file number: 000-29321

MONTANA MINING CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0643635 (I.R.S. Employer Identification No.)

1403 East 900 South, Salt Lake City, Utah 84105

(Address of principal executive offices) (Zip Code)

(801) 582-9609

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none.

Securities registered under Section 12(g) of the Exchange Act: common stock (title of class), $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐     No ☑.

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑     No ☐.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (5,712,900 shares) was approximately $942,629 based on the average closing bid and asked prices ($0.165) for the common stock on April 8, 2008.

At April 8, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 6,312,900.

PART I

ITEM 1.	BUSINESS

As used herein the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Montana Mining Corp., its subsidiary, and its predecessor, unless context indicates otherwise.

Corporate History

Montana Mining Corp. was incorporated in Nevada on December 7, 1999, as “Aswan Investments, Inc.” to engage in any legal undertaking. On July 17, 2002, the corporation’s name was changed to “Montana Mining Corp.” to reflect the decision of management to enter into mineral exploration activities. After completing the first stages of an exploration program on an optioned property in the state of Montana, we were unable to indicate conclusively the existence of any economically recoverable mineralization. We abandoned the purchase option and all exploration efforts in January of 2005. We have since been in the process of seeking out other business opportunities.

Subsequent to our fiscal year end, we formed a wholly owned subsidiary, Fitness USA, Inc. (“Fitness USA”) to enter into a LA Boxing Franchise Agreement (“Agreement”) with LA Boxing Franchise Corporation (“LA Boxing”) in order to become an LA Boxing franchisee. The Agreement grants us the exclusive right to operate one LA Boxing location in the Beverly Hills/Brentwood area of Los Angeles, California in exchange for an initial franchise fee of $25,000, a monthly royalty fee of six (6%) percent and a monthly advertising contribution of two percent (2%) of monthly gross revenues. We are also required to spend a minimum of $5,000 per month on local advertising once the location is established. The Company has paid the initial franchise fee but is currently seeking the requisite financing to open an LA Boxing franchise. Should we be unable to realize sufficient financing for this purpose the Company may seek out alternative business opportunities.

Our office is located at 1403 East 900 South, Salt Lake City, Utah, 84111, and our telephone number is (801) 582-9609. Our registered agent is Peter Stumpf who is located at 920 Sierra Vista Drive #C 10, Las Vegas, Nevada, 89109.

The Company currently trades on the Over the Counter Bulletin Board under the symbol “MMGC”.

The Company

LA Boxing Franchise

Summary

LA Boxing has been operating gyms in Southern California since 1992. The franchise company was started in February of 2004. During this time they have developed a membership fitness system for franchisees that consists of unique boxing and kickboxing training regimens. The proprietary system features membership software and accounting programs, boxing equipment, operations manuals, sales manuals, training and instruction programs that are provided to franchisees as part of a turn-key approach focused on the success of each business. LA Boxing provides initial training to their franchisees that inculcates their business system and marketing programs, as well as periodic regional training in addition to an annual National Franchisee Convention.

Initial Stages

Over the next few months the Company intends to locate real estate for a Beverly Hills/Brentwood gym and office location. We will require between 3,500 - 4,500 square feet and intend to engage a contractor to build out leasehold improvements and an advertising company for signage. Our plan of operation will also require us to identify a general manager as well as an instructor for the gym as key employees will be an integral part of our business.

Required Capital

The Company will require approximately $250,000 in working capital to open a franchise location for LA Boxing in the Beverly Hills/Brentwood area over the next six months:

•	$100,000 to facilitate lease deposits and leasehold improvements;
•	$50,000 additional operating capital for leasehold improvements and equipment;
•	$50,000 additional operating capital for equipment and grand opening expenses;
•	$50,000 working capital for the maintenance of the public company.

Our working capital to open our intended franchise location is further estimated as follows:

Expense	Amount
Misc. Supplies	$1,000
Opening Inventory	$10,000
Insurance	$350 to $500
Printing and Signage	$12,000
Office Equipment/P.O.S.System	$4,500
Rent/Security Dep.	$24,000 to $40,000
Initial Advertising	$7,500
Leasehold Improvements	$19,000 to $24,000
Architect Fee	$5,000
Leased Equipment	$1,800 to $2,500
Equipment	$23,000
Web Camera	$3,500
Utilities Deposits	$1,500
Licenses and Permit	$2,000 to $3,000
Legal Review	$1,000 to $2,000
Travel, Lodging, Meals, Etc. for Initial Training	$3,500 to $5,000
Additional Funds (3 months)	$45,000
Miscellaneous Start-Up Costs	$10,000

Income Generation and Expansion

Income generation from our LA Boxing gym location is expected to be from the following sources:

•	Bringing in new members
•	Providing personal training for members
•	Selling LA Boxing equipment, supplies, and wearing apparel

•	Fight night events
•	Fight team training

The Company believes that the opening of one location in the Hollywood/Brentwood area is a first step towards capitalizing on opportunities within the health and fitness market. Following the experience that we expect to gain from opening and operating our initial LA Boxing location, we intend to develop our business plan to open additional LA Boxing locations in the United States and work to expand our new business focus into the international market. However, the success of this endeavor can in no way be assured since the Company is yet to realize the financing required to open our first gym and has of this date no commitment that these funds will be provided.

Selection of a Business

In the event that financing is not forthcoming for our intended plan of operation, we will then consider other business opportunities either through merger or acquisition that might create value for our shareholders.

Management will return to its policy of seeking opportunities that it considers to be of exceptional quality which policy may cause us to wait some time before consummating a suitable transaction.

The Company would not restrict its consideration to any particular business or industry segment, and the Company may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, biotechnology, service, natural resources, manufacturing or high-technology. Management recognizes that due to the Company’s limited financial resources, the scope and number of suitable business venture candidates that might be available to it is limited. Accordingly, it is anticipated that the Company would be limited to one merger or acquisition.

The decision to participate in a specific business opportunity would be made upon management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company would be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes.

Since the Company could participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company would incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

The Company would not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates would present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company’s shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the founders thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company’s participation.

Acquisition of Business

While no suitable business candidate has been identified to date, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company would not be in control of the Company. In addition, the Company’s sole officer and director may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company’s shareholders.

The Company anticipates that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of any transaction, the Company might agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market would likely have a depressive effect on the Company’s stock price.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction would find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

In the event a merger or acquisition were to occur, the Company’s shareholders would in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership might be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant substantial dilutive effect on the percentage of shares held by the Company’s then shareholders.

Operation of Business After Acquisition

The Company's operation following a merger with or acquisition of a business would be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether the Company would be in control of the business or whether present management would be in control of the Company following the acquisition. We could expect that any future business would present various challenges that cannot be predicted at the present time.

Competition

The offering of health and fitness choices is fraught with intense competition. Companies with greater financial resources, staff, gym equipment and facilities are in a better position than us to compete for members for our intended franchise location. In addition, our ability to market and advertise our LA Boxing franchise is severely limited by financial resources in relation to existing health membership chains. We do however believe that we can compete as an LA Boxing franchise based on the type of training offered being distinct from that offered at traditional centers focused on health fitness. Nonetheless, we can provide no assurance that our intended LA Boxing franchise will be competitive with health and fitness choices or in the event that we are not able to proceed with the opening of an LA Boxing gym that we will be able to acquire a competitive business model associated with an alternative business opportunity.

Employees

The Company is a development stage company and currently has no employees. Ruairidh Campbell, our sole officer and director, manages the Company. The Company looks to Mr. Campbell for his entrepreneurial skills and talents. Management uses consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company currently operates under and holds no patents, trademarks, licenses, franchises, concessions, or royalty agreements. The Company is not subject to any labor contracts.

Governmental and Environmental Regulation

The Company’s intended operations in the health and fitness sector are subject to a variety of state and local laws, rules and regulations relating to, among other things, sanitary conditions, worker safety, and the use, storage, discharge and disposal of environmentally sensitive materials.

Should the Company seek an alternative business opportunity it cannot anticipate the government regulations, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management would endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

The Company believes that it is currently in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, we believe that compliance with such applicable laws, rules, regulations and requirements will not impose a material impediment on our ability to conduct business.

Research and Development

During the years ended December 31, 2007 and 2006, the Company spent no amounts on research and development activities.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by us with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

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

Risks Related to the Company’s Business

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $172,302 at December 31, 2007. During fiscal 2007, we recorded a net loss of $26,514. The Company has never realized revenue from operations. Our only expectation of future profitability is dependent on the future results of operation from our LA Boxing franchise or the acquisition of an alternative revenue producing business opportunity.

The Company’s limited financial resources cast severe doubt on our ability to pursue our business plan or to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the development of our LA Boxing franchise or on the acquisition of an alternative profitable business opportunity. We are finding it difficult to realize the financing needed for opening our LA Boxing franchise location and cannot be certain that such financing will be forthcoming. Our inability to finance the opening of our franchise location will prevent us from developing our business and may act as a deterrent in any future negotiations with alternative acquisition candidates. Should the Company be unable to develop a profitable business opportunity in the near term, it will, in all likelihood, be forced to cease operations.

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

Risks Related to the Company’s Stock

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

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

The Company does not pay dividends.

The Company does not pay dividends. We have not paid any dividends since inception and have no intention of paying any dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

The Company requires immediate capital funding.

The Company requires financing, either through equity offerings or debt placements, in order to open our anticipated LA Boxing franchise location and meet working capital requirements. Any new financing may result in a significant dilution for our current shareholders. Further, our ability to meet short-term and long-term financial commitments is dependent on the realization of financing in the immediate future. Unless the Company can meet its financial obligations it will likely be forced to cease operations.

If the market price of our common stock declines as the selling security holders sell their stock, selling security holders or others may be encouraged to engage in short selling, depressing the market price.

The significant downward pressure on the price of the common stock as the selling security holders sell material amounts of common stock could encourage short sales by the selling security holders or others. Short selling is the selling of a security that the seller does not own, or any sale that is completed by the delivery of a security borrowed by the seller. Short sellers assume that they will be able to buy the stock at a lower amount than the price at which they sold it short. Significant short selling of a company’s stock creates an incentive for market participants to reduce the value of that company’s common stock. If a significant market for short selling our common stock develops, the market price of our common stock could be significantly depressed.

The Company’s shareholders may face significant restrictions on their stock.

The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

3a51-1

which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

15g-1	which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;
15g-2	which details that brokers must disclose risks of penny stock on Schedule 15G;
15g-3	which details that broker/dealers must disclose quotes and other information relating to the penny stock market;
15g-4	which explains that compensation of broker/dealers must be disclosed;
15g-5	which explains that compensation of persons associated in connection with penny stock sales must be disclosed;
15g-6	which outlines that broker/dealers must send out monthly account statements; and
15g-9	which defines sales practice requirements.

Since the Company’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company currently maintains its offices at 1403 East 900 South, Salt Lake City, Utah, 84105. Ruairidh Campbell, our sole officer, director and a substantial shareholder of the Company, owns this office space. The Company pays no rent for the use of this office. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3.	LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. under the symbol, “MMGC”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years.

Year	Quarter Ended	High	Low
2007	December 31	$0.45	$0.15
	September 30	$0.90	$0.13
	June 30	$0.30	$0.13
	March 31	$0.45	$0.26

2006	December 31	$0.51	$0.41
	September 30	$0.41	$0.35
	June 30	$0.45	$0.25
	March 31	$0.30	$0.25

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 8, 2008, there were 84 shareholders of record holding a total of 6,312,900 shares of fully paid and non-assessable common stock of the 500,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of April 8, 2008, there were no shareholders of record of the 5,000,000 shares of preferred stock, par value $0.001, authorized.

Warrants

As of April 8, 2008, the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of April 8, 2008, the Company had no outstanding stock options to purchase shares of our common stock.

Transfer Agent and Registrar

The Company’s transfer agent and registrar is Interwest Transfer Company, 1981 E. Murray-Holladay Road, Holladay, Utah, 84117–5164. Interwest’s phone number is (801) 272-9294.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this prospectus contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31.

Discussion and Analysis

The Company’s plan of operation for the coming year is to actively pursue the development of our initial LA Boxing franchise and, upon those results, expand our operations to additional franchises within the United States and abroad.

If we are unable to pursue our business plan with respect to our LA Boxing franchise due to financial constraints, we will attempt to identify and acquire an alternative business opportunity. In this event, we will not limit our options to any particular industry, but will evaluate each opportunity on its merits. We have not yet entered into any other agreements, nor do we have any commitment or understanding to enter into or become engaged in any other transactions, as of the date of this filing.

The Company’s plan of operation will require a minimum of $250,000 in funding over the next 12 months, which funding is not currently available.

Results of Operations

During the twelve month period ended December 31, 2007, the Company’s operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.

Net Loss

For the period from December 7, 1999, to December 31, 2007, the Company recorded an operating loss of $172,302. The Company’s operating loss is attributed to general and administrative expenses which include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934. General and administrative expenses also include exploration expenses incurred by consultants, the costs associated with test results, costs directly related to our exploration program and option expenses. We did not generate any revenue during this period.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999, to December 31, 2007.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

The Company had current and total assets of $318 as of the twelve month period ended December 31, 2007, consisting solely of cash on hand. Net stockholders' deficit in the Company was $62,920 at December 31, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ deficit.

Cash flow used in operating activities was $159,212 for the period from December 7, 1999, to December 31, 2007. Cash was used on accounting, administration, consulting and exploration expenses.

Cash flow provided from financing activities was $159,530 for the period from December 7, 1999, to December 31, 2007. Financing activities have consisted of sales of the Company’s common stock, related and non-related party loans over the period.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months. We will have to seek debt or equity financing to fund the opening of our LA Boxing franchise location and corporate operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that a funding is available. The Company’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding will have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment. The Company has no current plans to make any changes in the number of employees other than those necessary to pursue our plan of business with respect to our LA Boxing franchise.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2007 and 2006, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $172,302 as of December 31, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from prospective business opportunities; (iv) obtaining loans and grants from financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s future business prospects;
•	our ability to generate revenues from future operations;
•	the volatility of the stock market and;
•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2007 and 2006 are attached hereto as F-1 through F-11.

MONTANA MINING CORP.

(A Development Stage Company)

December 31, 2007 and 2006

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders’ Equity (Deficit)	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Montana Mining Corp.

Salt Lake City, UT

We have audited the accompanying balance sheets of Montana Mining Corp. [a development stage company] as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and for the date of inception on December 7, 1999 to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montana Mining Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on December 7, 1999 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Montana Mining Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, Montana Mining Corp. has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

April 9, 2008

Salt Lake City, Utah

MONTANA MINING CORP.
(A Development Stage Company)
BALANCE SHEETS
December 31, 2007 and 2006

ASSETS	2007	2006

Current assets:
Cash	$318	5,407

Total current assets	$318	5,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$3,873	5,649
Related party interest payable	4,210	984
Related party payables	55,155	35,180

Total current liabilities	63,238	41,813

Commitments

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 6,312,900 shares issued and outstanding	6,313	6,313
Additional paid-in capital	103,069	103,069
Deficit accumulated during the development stage	(172,302)	(145,788)

Total stockholders' deficit	(62,920)	(36,406)

Total liabilities and stockholders' deficit	$318	5,407

The accompanying notes are an integral part of these financial statements.

MONTANA MINING CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

			Cumulative
	2007	2006	Amounts

Revenue	$-	-	-

General and administrative costs	23,288	23,281	168,092

Loss from operations	(23,288)	(23,281)	(168,092)

Interest expense	3,226	984	4,210

Loss before income taxes	(26,514)	(24,265)	(172,302)

Provision for income taxes	-	-	-

Net loss	$(26,514)	(24,265)	(172,302)

Loss per common share - basic and diluted	$-	-

Weighted average common shares -
basic and diluted	6,312,900	6,312,900

The accompanying notes are an integral part of these financial statements.

MONTANA MINING CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
December 7, 1999 (Date of Inception) to December 31, 2007
						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 7, 1999 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock for:
Cash	-	-	114,500	115	795	-	910
Stock subscription receivable	-	-	93,000	93	372	-	465
Net loss	-	-	-	-	-	(910)	(910)
Balance at December 31, 1999	-	-	207,500	208	1,167	(910)	465
Issuance of common stock for services	-	-	1,001,400	1,001	4,006	-	5,007
Net loss	-	-	-	-	-	(10,131)	(10,131)
Balance at December 31, 2000	-	-	1,208,900	1,209	5,173	(11,041)	(4,659)
Issuance of common stock for cash	-	-	104,000	104	2,896	-	3,000
Net loss	-	-	-	-	-	(3,865)	(3,865)
Balance at December 31, 2001	-	-	1,312,900	1,313	8,069	(14,906)	(5,524)
Issuance of common stock for cash	-	-	5,000,000	5,000	95,000	-	100,000
Net loss	-	-	-	-	-	(21,911)	(21,911)
Balance at December 31, 2002	-	-	6,312,900	6,313	103,069	(36,817)	72,565
Net loss	-	-	-	-	-	(19,405)	(19,405)
Balance at December 31, 2003	-	-	6,312,900	6,313	103,069	(56,222)	53,160
Net loss	-	-	-	-	-	(37,044)	(37,044)
Balance at December 31, 2004	-	-	6,312,900	6,313	103,069	(93,266)	16,116
Net loss	-	-	-	-	-	(28,257)	(28,257)
Balance at December 31, 2005	-	-	6,312,900	6,313	103,069	(121,523)	(12,141)
Net loss	-	-	-	-	-	(24,265)	(24,265)
Balance at December 31, 2006	-	-	6,312,900	6,313	103,069	(145,788)	(36,406)
Net loss	-	-	-	-	-	(26,514)	(26,514)
Balance at December 31, 2007	-	$-	6,312,900	$6,313	$103,069	$(172,302)	$(62,920)

The accompanying notes are an integral part of these financial statements.

MONTANA MINING CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

			Cumulative
	2007	2006	Amounts
Cash flows from operating activities:
Net loss	$(26,514)	(24,265)	(172,302)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Increase (decrease) in:
Accounts payable	(1,776)	685	3,873
Related party interest payable	3,226	984	4,210

Net cash used in operating activities	(25,064)	(22,596)	(159,212)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Increase in related party payable	19,975	27,930	55,155
Decrease in stock subscription receivable	-	-	465
Issuance of common stock	-	-	103,910

Net cash provided by financing activities	19,975	27,930	159,530

Net increase (decrease) in cash	(5,089)	5,334	318

Cash, beginning of year	5,407	73	-

Cash, end of year	$318	5,407	318

The accompanying notes are an integral part of these financial statements.

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2007 and 2006.

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

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Reclassifications

The financial statements for periods prior to December 31, 2007 have been reclassified to conform to the headings and classifications used in the December 31, 2007 financial statements.

Note 2 – Going Concern

As of December 31, 2007, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	Years Ended December 31,
			Cumulative
	2007	2006	Amounts

Income tax benefit at statutory rate	$(4,000)	(3,000)	(26,000)
Change in valuation allowance	$4,000	3,000	26,000

	$-	-	-

Deferred tax assets are as follows at December 31:

	2007	2006

Startup costs	$26,000	22,000
Valuation allowance	$(26,000)	(22,000)

	$-	-

The Company has cumulative startup costs of approximately $134,000. For income tax purposes start-up costs are deferred until the Company begins generating revenue, at which time the costs are then amortized.

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 4 – Supplemental Cash Flow Information

No amounts have been paid for interest during the years ended December 31, 2007 and 2006.

No amounts have been paid for income taxes since inception.

Note 5 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

Note 6 – Related Party Payables

Related party payables consist of the following:

	2007	2006
Short-term notes payable to shareholders
of the Company. The notes include interest
at 10%, are due on demand, and unsecured
Accrued interest at December 31, 2007 and
2006 was $4,210 and $984, respectively.	$44,955	24,980

Payable to an officer and shareholder of
the Company for consulting services. The
payable is non-interest bearing, due on
demand, and unsecured.	10,000	10,000

Short-term note payable to an officer and
shareholder of the Company. The note is
non-interest bearing, due on demand, and
unsecured.	200	200

	$55,155	35,180

Note 7 – Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.  109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 were implemented in fiscal year 2007 and did not impact the financial statements.

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 7 – Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for the Company on January 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits (“FAS 158”). FAS 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans (“plans”). Specifically, FAS 158 requires companies to recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year, the offset of which is recorded, net of tax, as a component of other comprehensive income in shareholders’ equity. FAS 158 was effective for the Company as of January 1, 2007 and applied prospectively. The provisions of FAS 158 did not have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities". Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company as of January 1, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is required to be adopted prospectively for the first annual reporting period after December 15, 2008. The Company is currently reviewing the effect that the adoption of this statement will have on our financial statements.

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 8 – Subsequent Events

In February 2008, the Company formed a subsidiary in order to initiate a new line of business. On March 7, 2008 the Company, through its wholly owned subsidiary, Fitness USA, Inc. (“Fitness USA”) entered into an LA Boxing Franchise Agreement (the “Agreement”) with LA Boxing Franchise Corporation (“LA Boxing”) whereby the Company obtained an exclusive franchise for the Beverly Hills/Brentwood area of Los Angeles, California.

LA Boxing has developed a membership fitness system for its franchisees that consists of unique boxing and kickboxing training regimens. The proprietary system features membership software and accounting programs, boxing equipment, operations manuals, sales manuals, training and instruction programs that are provided to franchisees as part of a turn-key approach focused on the success of each business.

The Agreement grants Fitness USA the exclusive right to operate one LA Boxing location in exchange for an initial franchise fee of $25,000, a monthly royalty fee of 6% on gross revenues and a monthly advertising contribution, not yet required by LA Boxing, equal to 2% of monthly gross revenues. Fitness USA is also required to spend a minimum of $5,000 per month on local advertising.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (ITEM 9A (T))

Management's Annual Report on Internal Control over Financial Reporting

The Company’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Form 10-K.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Position(s) and Office(s)
Ruairidh Campbell	44	chief executive officer, chief financial officer and director

Ruairidh Campbell was appointed as officer and director of the Company on December 10, 1999. He estimates that he will spend approximately 10 percent of his time, approximately 5 hours per week, on the Company’s business during the next 12 months. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until an annual meeting of the Company’s shareholders and his successor is elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement.

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris Doctorate with an emphasis in corporate law, including securities and taxation.

Over the past five years he has been an officer and director of several public companies: Allied Resources Inc., an oil and gas production company from June 1998 to present (chief executive officer, chief financial officer, director), InvestNet, Inc. a mineral resource exploration company from February 2000 until March 2004 (chief executive officer and chief financial officer until December 2003, director until March 2004), Star Energy Corporation an oil and gas production company from December 1999 to October 2006 (chief financial officer and director), and NovaMed, Inc., a manufacturer of medical devices from 1995 to August 2003 (chief executive officer, chief financial officer, director).

Compensation

Our director receives no compensation for his service as director. We do not anticipate adopting a provision for compensating directors in the foreseeable future.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, our director is not independent.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our director and executive officer: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following person who, during the period ended December 31, 2007, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

•	Ruairidh Campbell failed to timely file a Form 3, 4 and 5 despite being a director and shareholder.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. A copy of the Company’s Code of Ethics is incorporated as Exhibit 14 to this Form 10-K. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information.

Board of Directors Committees

The board of directors has not yet established an audit committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company would be required to establish an audit committee.

The board of directors has not established a compensation committee.

ITEM 11.	EXECUTIVE COMPENSATION

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

Table

The following table provides summary information for 2007 and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ruairidh Campbell CEO, CFO, PAO, and director	2007 2006	12,000 12,000	- -	- -	- -	- -	- -	- -	12,000 12,000

The Company has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor does the Company have any “Post Employment Payments” to report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of April 8, 2008, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

Title of Class	Names and Addresses of Directors, Officers and Beneficial Owners	Number of Shares	Percent of Class
Common Stock	Ruairidh Campbell 600 Westwood Terrace Austin, Texas 78746	600,000	9.5%
Common Stock	All Executive Officers and Directors as a Group (1)	600,000	9.5%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Pritchett, Siler & Hardy, P.C. (“Pritchett”) provided audit services to the Company in connection with its annual report and review of quarterly filings during the fiscal years ended December 31, 2007 and 2006. The aggregate fees billed by Pritchett for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements were $6,570 and $3,600, respectively.

Audit Related Fees

Pritchett billed to the Company no fees in 2007 or 2006 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Pritchett billed to the Company no fees in 2007 or 2006 for professional services rendered in connection with the preparation of the Company’s tax returns.

All Other Fees

Pritchett billed to the Company no fees in 2007 or 2006 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Pritchett as detailed above, were pre-approved by the Company’s board of directors. Pritchett performed all work only with their permanent full time employees.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-11, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2007 and 2006:
Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statementsof Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 25 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of April, 2008.

Montana Mining Corp.

/s/ Ruairidh Campbell

Ruairidh Campbell, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ruairidh Campbell Ruairidh Campbell	Director	April 9, 2008

INDEX TO EXHIBITS

Exhibit	Description

3(i)(a)*

Articles of Incorporation of the Company, formerly known as Aswan Investments, Inc. (incorporated herein by reference from Exhibit No. 3(i) of the Company’s Form 10-SB as filed with the Commission on February 3, 2000).

3(i)(b)*

Amendment to Articles of Incorporation filed with the State of Nevada on August 5, 2002 (incorporated herein by reference from Exhibit No. 3(i)(b) of the Company’s Form 8-K as filed with the Commission on August 15, 2002).

3(i)(c)*

Amendment to Articles of Incorporation filed with the State of Nevada on October 12, 2004 (incorporated herein by reference from Exhibit No. 3(i)(c) of the Company’s Form 10-QSB as filed with the Commission on November 8, 2004).

3(ii)*

By-laws of the Company adopted on December 10, 1999 formerly known as Aswan Investments, Inc. (incorporated herein by reference from Exhibit No. 3(i) of the Company's Form 10-SB as filed with the Commission on February 3, 2000).

10*	LA Boxing Franchise Agreement dated March 7, 2008 (incorporated herein by reference from Exhibit No. 10 of the Company's Form 8-K as filed with the Commission on March 21, 2008).

14*	Code of Ethics adopted April 14, 2004 (incorporated herein by reference herein by reference from Exhibit No. 14 of the Company’s Form 10-KSB/A filed with the SEC on April 16, 2004).

21	Subsidiaries of the Company

31

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from previous filings of the Company.