Form 10-Q
period 2008-03-31
MONTANA MINING CORP
filed 2008-04-30
CIK 1104672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from -----to -------.

Commission file number: 000-29321

MONTANA MINING CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0643635 (I.R.S. Employer Identification No.)

1403 East 900 South, Salt Lake City, Utah 84105

(Address of principal executive offices) (Zip Code)

(801) 582-9609

(Registrant’s telephone number, including area code)

      N/A

(Former name, former address and former fiscal year, if changes since last report)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

At April 30, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 6,312,900.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Montana Mining Corp., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$51	318

Total current assets	51	318

Franchise agreement	25,000	-

Total assets	$25,051	318

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$4,169	3,873
Related party interest payable	5,542	4,210
Related party payables	88,924	55,155

Total current liabilities	98,635	63,238

Commitments

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 authorized
and 6,312,900 shares issued and outstanding	6,313	6,313
Additional paid-in capital	103,069	103,069
Deficit accumulated during the development stage	(182,966)	(172,302)

Total stockholders’ deficit	(73,584)	(62,920)

Total liabilities and stockholders’ deficit	$25,051	318

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,		Cumulative
	2008	2007	Amounts

Revenue	$-	-	-

General and administrative costs	9,331	7,643	177,423

Loss from operations	(9,331)	(7,643)	(177,423)

Interest expense	1,333	616	5,543

Loss before income taxes	(10,664)	(8,259)	(182,966)

Provision for income taxes	-	-	-

Net loss	$(10,664)	(8,259)	(182,966)

Loss per common share - basic and diluted	$-	-

Weighted average common shares -
basic and diluted	6,312,900	6,312,900

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,		Cumulative
	2008	2007	Amounts
Cash flows from operating activities:
Net loss	$(10,664)	(8,259)	(182,966)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Increase in:
Accounts payable	296	4,337	4,169
Related party interest payable	1,332	-	5,542

Net cash used in operating activities	(9,036)	(3,922)	(168,248)

Cash flows from investing activities:
Purchase of franchise agreement	(25,000)	-	(25,000)

Net cash used in investing activities	(25,000)	-	(25,000)

Cash flows from financing activities:
Increase in related party payable	33,769	1,616	88,924
Decrease in stock subscription receivable	-	-	465
Issuance of common stock	-	-	103,910

Net cash provided by financing activities	33,769	1,616	193,299

Net increase (decrease) in cash	(267)	(2,306)	51

Cash, beginning of period	318	5,407	-

Cash, end of period	$51	3,101	51

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2008.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Going Concern

As of March 31, 2008, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently in the process of building on a suitable business opportunity pursuant to the execution of a franchise agreement. Should the Company be unable to establish a business concentrated on the franchise agreement it will resume the process of identifying a suitable business opportunity either by acquisition or merger. Management believes that both the terms of the franchise agreement and alternatively the identification of a suitable business opportunity will require additional funds through debt and/or equity financing. However, there can be no assurance that management will be successful in establishing a business concentrated on the franchise agreement or that it will be successful in identifying a suitable business opportunity or that funds to suit either of these endeavors will be available to the Company.

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Note 4 – Related Party Payables

Related party payables consist of the following:

March 31,	December 31,
2008	2007
(Unaudited )	(Audited)
Short-term notes payable to shareholders of the
Company. The notes include interest at 10%,
are due on demand, and unsecured. Accrued
interest at March 31, 2008 was $5,542.	$73,455	44,955

Payable to an officer and shareholder of the
Company for consulting services. The payable
is non-interest bearing, due on demand, and
unsecured.	13,000	10,000

Payable to a company owned by an officer and
shareholder of the Company. The payable is
non-interest bearing, due on demand, and
unsecured.	2,269	-

Short-term note payable to an officer and
shareholder of the Company. The note is
non-interest bearing, due on demand, and
unsecured.	200	200

$88,924	55,155

Note 5 – Franchise Agreement

In February 2008, the Company formed Fitness USA, Inc. (“Fitness USA”) as a wholly owned subsidiary for the purpose of entering into a new line of business. On March 7, 2008 the Company, through Fitness USA, entered into an LA Boxing Franchise Agreement (the “Agreement”) with LA Boxing Franchise Corporation (“LA Boxing”) to acquire an exclusive franchise to open an LA Boxing gym in the Beverly Hills/Brentwood area of Los Angeles, California.

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

The Agreement grants Fitness USA the exclusive right to operate one LA Boxing gym in exchange for an initial franchise fee of $25,000, a monthly royalty fee of 6% on gross revenues and a monthly advertising contribution equal to 2% of monthly gross revenues. Fitness USA is also required to spend a minimum of $5,000 per month on local advertising when the franchised location has opened for business. Operations related to Fitness USA have not yet commenced.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2008.

Discussion and Analysis

On February 5, 2008, the Company formed a wholly owned subsidiary, Fitness USA, Inc. to enter into a LA Boxing Franchise Agreement (“Agreement”) with LA Boxing Franchise Corporation (“LA Boxing”) in order to become an LA Boxing franchisee. The Agreement grants us the exclusive right to operate one LA Boxing location in the Beverly Hills/Brentwood area of Los Angeles, California in exchange for an initial franchise fee of $25,000, a monthly royalty fee of six (6%) percent and a monthly advertising contribution of two percent (2%) of monthly gross revenues. We are also required to spend a minimum of $5,000 per month on local advertising once the location is established. The Company has paid the initial franchise fee but is currently seeking the requisite financing to open an LA Boxing franchise.

LA Boxing has developed a membership fitness system for franchisees that consists of unique boxing and kickboxing training regimens. LA Boxing’s proprietary system features membership software and accounting programs, boxing equipment, operations manuals, sales manuals, training, and instruction programs that are provided to franchisees as part of a turn-key approach focused on the success of each business.

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

Results of Operations

During the three month period ended March 31, 2008, the Company’s operations consisted of (i) satisfying continuous public disclosure requirements, (ii) seeking to identify prospective business opportunities, (iii) performing due diligence with respect to LA Boxing, and (iv) entering into the Agreement with LA Boxing.

The Company has been funded since inception from equity placements and by major shareholders in the form of loans. All of the capital raised to date has been allocated for the Agreement and general and administrative costs as well as interest expenses.

Net Loss

For the period from December 7, 1999, to March 31, 2008, the Company recorded an operating loss of $182,966. The Company’s operating loss is primarily attributed to the Agreement and general and administrative expenses which include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934, as amended. General and administrative expenses also include mining exploration expenses incurred by consultants, the costs associated with test results, costs directly related to our exploration program, and option expenses. We did not generate any revenue during this period.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999, to March 31, 2008.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

The Company had current and total assets of $51 as of March 31, 2008, consisting solely of cash on hand. Net stockholders' deficit in the Company was $73,584 at March 31, 2008. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

Cash flow used in operating activities was $168,248 for the period from December 7, 1999, to March 31, 2008. Cash was used on accounting, administration, consulting, and exploration expenses.

Cash flow provided from financing activities was $193,299 for the period from December 7, 1999, to March 31, 2008. Financing activities have consisted of sales of the Company’s common stock as well as related and non-related party loans.

Cash flow used in investing activities was $25,000 for the period from December 7, 1999, to March 31, 2008. Cash was used on the initial franchise fee required by the Agreement with LA Boxing.

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

The Company has no current plans for the purchase or sale of any plant or equipment other than that equipment necessary to the opening of an LA Boxing gym location.

The Company has no current plans to make any changes in the number of employees other than those employees necessary to the opening of an LA Boxing gym location which opening can in no way be assured.

Off Balance Sheet Arrangements

As of March 31, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2007 and 2006, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $172,302 as of December 31, 2007, which deficit increased to $182,966 as of March 31, 2008. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues establishing an LA Boxing gym location; and (iv) obtaining loans and grants from financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Recent Accounting Pronouncements

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51. This statement’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.	CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this quarterly report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Risks Related to the Company’s Business

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $172,302 at December 31, 2007 which increased to $182,966 as of March 31, 2008. The Company has never realized revenue from operations. Our only expectation of future profitability is dependent on the future results of operation from our LA Boxing franchise or the acquisition of an alternative revenue producing business opportunity.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 20 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Montana Mining Corp.

/s/ Ruairidh Campbell	April 30, 2008
Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

EXHIBITS

Exhibit	Description

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

10*	LA Boxing Franchise Agreement dated March 7, 2008 (incorporated herein by reference from Exhibit No. 10 of the Company's Form 8-K as filed with the Commission on March 21, 2008).

14*	Code of Ethics adopted April 14, 2004 (incorporated herein by reference herein by reference to the Company’s Form 10-KSB/A filed with the Commission on April 16, 2004).

21*	Subsidiaries of the Company (incorporated herein by reference herein by reference to the Company’s Form 10-K filed with the Commission on April 11, 2008).

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