Form 10-Q
period 2008-06-30
MONTANA MINING CORP
filed 2008-08-06
CIK 1104672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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

At August 6, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 6,312,900.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	4
Unaudited Consolidated Statements of Operations for the three and six month periods ended June 30, 2008 and June 30, 2007 and the period from inception	5
Unaudited Consolidated Statements of Cash Flows for the six month periods ended June 30, 2008 and June 30, 2007 and the period from inception	6
Notes to Unaudited Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	14
ITEM 4T. Controls and Procedures	14

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	15
ITEM 1A. Risk Factors	15
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
ITEM 3. Defaults upon Senior Securities	18
ITEM 4. Submission of Matters to a Vote of Securities Holders	18
ITEM 5. Other Information	18
ITEM 6. Exhibits	18
Signatures	19
Index to Exhibits	20

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

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$165	318

Total current assets	165	318

Total assets	$165	318

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$8,777	3,873
Related party interest payable	7,386	4,210
Related party payables	98,290	55,155

Total current liabilities	114,453	63,238

Commitments

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized and 6,312,900 shares issued and outstanding	6,313	6,313
Additional paid-in capital	103,069	103,069
Deficit accumulated during the development stage	(223,670)	(172,302)

Total stockholders' deficit	(114,288)	(62,920)

Total liabilities and stockholders' deficit	$165	318

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cumulative
	2008	2007	2008	2007	Amounts

Revenue	$-	-	-	-	-

General and administrative costs	13,860	4,825	23,191	12,468	191,283
Impairment of franchise agreement	25,000	-	25,000	-	25,000

Loss from operations	(38,860)	(4,825)	(48,191)	(12,468)	(216,283)

Interest expense	1,844	723	3,177	1,339	7,387

Loss before income taxes	(40,704)	(5,548)	(51,368)	(13,807)	(223,670)

Provision for income taxes	-	-	-	-	-

Net loss	$(40,704)	(5,548)	(51,368)	(13,807)	(223,670)

Loss per common share -
basic and diluted	$(0.01)	-	(0.01)	-

Weighted average common shares -
basic and diluted	6,312,900	6,312,900	6,312,900	6,312,900

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,		Cumulative
	2008	2007	Amounts
Cash flows from operating activities:
Net loss	$(51,368)	(13,807)	(223,670)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Impairment of franchise agreement	25,000	-	25,000
Increase in:
Accounts payable	4,904	1,002	8,777
Related party interest payable	3,176	-	7,386

Net cash used in operating activities	(18,288)	(12,805)	(177,500)

Cash flows from investing activities:
Purchase of franchise agreement	(25,000)	-	(25,000)

Net cash used in investing activities	(25,000)	-	(25,000)

Cash flows from financing activities:
Increase in related party payable	43,135	11,339	98,290
Decrease in stock subscription receivable	-	-	465
Issuance of common stock	-	-	103,910

Net cash provided by financing activities	43,135	11,339	202,665

Net increase (decrease) in cash	(153)	(1,466)	165

Cash, beginning of period	318	5,407	-

Cash, end of period	$165	3,941	165

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

Note 3 – Going Concern

As of June 30, 2008, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently in the process of identifying a suitable business opportunity pursuant to acquisition or merger. Management believes that the identification of a suitable business opportunity will require additional funds through debt and/or equity financing. However, there can be no assurance that management will be successful in identifying a suitable business opportunity or that funds will be available to the Company on terms acceptable to the Company to complete an acquisition or merger.

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 4 – Related Party Payables

Related party payables consist of the following:

                                                                                                                   June 30,     December 31,

                                                                                                                      2008            2007
                                                                                                               (Unaudited)     (Audited)

     Short-term notes payable to shareholders of the
     Company. The notes include interest at 10%,
     are due on demand, and unsecured. Accrued

     interest at December 31, 2007 and June 30, 2008
     was $4,210 and $7,386, respectively.                                                     $     75,940        44,955

     Payable to an officer and shareholder of the
     Company for consulting services. The payable
     is non-interest bearing, due on demand, and

     unsecured.                                                                                                  16,000        10,000

     Payable to a company owned by an officer and
     shareholder of the Company. The payable is
     non-interest bearing, due on demand, and

     unsecured.                                                                                                    6,150              -

     Short-term note payable to an officer and
     shareholder of the Company. The note is
     non-interest bearing, due on demand, and

     unsecured.                                                                                                      200             200

                                                                                                                $     98,290         55,155

Note 5 – Franchise Agreement

In February 2008, the Company formed Fitness USA, Inc. (“Fitness USA”) as a wholly owned subsidiary for the purpose of entering into a new line of business. On March 7, 2008 the Company, through Fitness USA, entered into an LA Boxing Franchise Agreement with LA Boxing Franchise Corporation (“LA Boxing”) to acquire an exclusive franchise to open an LA Boxing gym in the Beverly Hills/Brentwood area of Los Angeles, California.

The Company has since abandoned any intention of opening an LA Boxing gym location due to its inability to secure financing, which decision caused management to impair the value of the LA Boxing Franchise Agreement.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Information presented herein is based on the three and six month periods ended June 30, 2008 and the period since inception to June 30, 2008. Our fiscal year end is December 31.

Discussion and Analysis

The Company’s plan of operation for the coming year is to identify and acquire a favorable business opportunity. We will not limit our options to any particular industry, but will evaluate each opportunity on its merits.

We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction.

On February 5, 2008, the Company entered into an LA Boxing Franchise Agreement with LA Boxing Franchise Corporation (“LA Boxing”) in order to become an LA Boxing franchisee. The agreement granted the exclusive right to operate one LA Boxing location in the Beverly Hills/Brentwood area of Los Angeles, California in exchange for certain fees, development costs, royalties and advertising commitments. The Company paid the initial franchise fee but was unable to procure the financing requisite to opening an LA Boxing franchise. Management has since decided to abandon any intention of opening an LA Boxing location and has impaired in full the value of the LA Boxing Franchise Agreement.

Results of Operations

During the six month period ended June 30, 2008, the Company’s operations consisted of (i) satisfying continuous public disclosure requirements, (ii) seeking to identify prospective business opportunities, (iii) performing due diligence with respect to LA Boxing, (iv) entering into an agreement with LA Boxing and (vi) attempting to procure financing requisite to the agreement with LA Boxing.

The Company has been funded since inception from equity placements and by shareholders in the form of loans. All of the capital raised to date has been allocated to option or franchise fees, exploration expenses, and general and administrative costs.

Net Loss

For the period from December 7, 1999, to June 30, 2008, the Company recorded an operating loss of $223,670. Net losses for the three month period ended June 30, 2008 were $40,704 as compared to $5,548 for the three months ended June 30, 2007. Net losses for the six month period ended June 30, 2008 were $51,368 as compared to $13,807 for the six months ended June 30, 2007. The increase in the Company’s net losses over the comparative three and six month periods can be attributed both to the franchise fee incurred in connection with LA Boxing and consulting fees related to the preparation of disclosure documentation. The Company’s cumulative operating loss is comprised of an option agreement for certain exploration rights now forfeited, the agreement with LA Boxing now impaired and general and administrative expenses. General and administrative costs include offering expenses, accounting costs, consulting fees, mining exploration expenses, costs associated with test results, and costs directly related to our defunct exploration program.

We did not generate any revenue during this period and expect to continue to incur losses over the next twelve months.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999, to June 30, 2008.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

The Company had current and total assets of $165 as of June 30, 2008, consisting solely of cash on hand. Net stockholders' deficit in the Company was $114,288 at June 30, 2008. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

Cash flow used in operating activities was $177,500 for the period from December 7, 1999, to June 30, 2008. Cash flow used in operating activities for the six month period ended June 30, 2008 increased to $18,288 as compared to $12,805 for the six month period ended June 30, 2007. The increase in cash flows used in operating activities over the comparative six month periods can be attributed to the increase in net losses. The Company’s cumulative cash flow used in operating activities was used on accounting, administration, consulting, exploration expenses and a franchise fee.

We expect to continue to use cash flow in operating activities until such time as the Company acquires or develops a net revenue producing business opportunity.

Cash flow provided from financing activities was $202,665 for the period from December 7, 1999, to June 30, 2008. Cash flow provided by financing activities for the six months ended June 30, 2008 increased to $43,135 as compared to $11,339 for the six months ended June 30, 2007. The increase in cash flow provided from financing activities over the comparative six month periods can be attributed to a series of shareholder loans to the Company. The Company’s cumulative financing activities have consisted of sales of the Company’s common stock as well as related and non-related party loans.

We expect to continue to use cash flow provided by financing activities to maintain our current operations in the form of additional shareholder loans or equity placements.

Cash flow used in investing activities was $25,000 for the period from December 7, 1999, to June 30, 2008. Cash flow used in investing activities for the six months ended June 30, 2008 increased to $25,000 as compared to $0 for the six months ended June 30, 2007. The increase in cash flow used in investing activities over the comparative six month periods and over the cumulative period can be attributed to the franchise fee paid to LA Boxing.

We do expect to use cash flow in investing activities in connection with any future development or acquisition of a business opportunity.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months. We will have to seek at least $50,000 in debt or equity financing over the next twelve months to fund our continued corporate operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that a funding is available. The Company’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding will have a material adverse affect on its search for suitable business opportunities.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of June 30, 2008.

The Company had no commitments for future capital expenditures that were material at June 30, 2008.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $172,302 as of December 31, 2007, which deficit increased to $223,670 as of June 30, 2008. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources in the form of debt or equity financing; (ii) identifying and acquiring a suitable business opportunity that does or will produce net revenue to fund operations; and (iii) obtaining loans and grants from financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The Company has no outstanding stock options or related stock option expense.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In May 2008, the FASB issued SFAS 162 which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In May 2008, the FASB issued SFAS 163 which clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $172,302 at December 31, 2007 which increased to $223,670 as of June 30, 2008. The Company has never realized revenue from operations. Our only expectation of profitability is dependent on the future results of operation from our development or acquisition of a suitable revenue producing business opportunity.

The Company’s limited financial resources cast severe doubt on our ability to pursue our business plan or to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the development or acquisition of a profitable business opportunity. We found it impossible to realize the financing needed for opening our LA Boxing franchise location and cannot be certain that any other required financing will be forthcoming. Our inability to finance our operation sufficiently will prevent us from developing any business and may act as a deterrent in any future negotiations with potential acquisition candidates. Should the Company be unable to acquire or develop a profitable business opportunity in the near term, it will, in all likelihood, be forced to cease operations.

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

We incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

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

The Company requires financing, either through equity offerings or debt placements, in order to meet working capital requirements. Any new financing may result in a significant dilution for our current shareholders. Further, our ability to meet short-term and long-term financial commitments is dependent on the realization of financing in the immediate future. Unless the Company can meet its financial obligations it will likely be forced to cease operations.

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

/s/ Ruairidh Campbell                              August 6, 2008

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

14*           Code of Ethics adopted April 14, 2004 (incorporated herein by reference to the Company’s Form 10-KSB/A filed with the Commission on April 16, 2004).

21*           Subsidiaries of the Company (incorporated herein by reference to the Company’s Form 10-K filed with the Commission on April 11, 2008).

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