Form 10-Q
period 2008-09-30
MONTANA MINING CORP
filed 2008-11-12
CIK 1104672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

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

At November 10, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 7,146,318.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	4
Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2008 and September 30, 2007 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September, 2008 and September 30, 2007 and the period from inception	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	15
ITEM 4T. Controls and Procedures	15

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	16
ITEM 1A. Risk Factors	16
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
ITEM 3. Defaults upon Senior Securities	18
ITEM 4. Submission of Matters to a Vote of Securities Holders	18
ITEM 5. Other Information	19
ITEM 6. Exhibits	19
Signatures	20
Index to Exhibits	21

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

MONTANA MINING CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$361	318

Total current assets	$361	318

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$11,374	3,873
Accounts payable - related party	27,969	10,000
Related party interest payable	4	4,210
Notes payable - related party	1,185	45,155

Total current liabilities	40,532	63,238

Commitments

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 7,146,318 and 6,312,900 shares issued and
outstanding, respectively	7,146	6,313
Additional paid-in capital	185,578	103,069
Deficit accumulated during the development stage	(232,895)	(172,302)

Total stockholders' deficit	(40,171)	(62,920)

Total liabilities and stockholders' deficit	$361	318

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Cumulative
	2008	2007	2008	2007	Amounts

Revenue	$-	-	-	-	-

General and administrative costs	9,206	4,910	32,397	17,378	200,489
Impairment of franchise agreement	-	-	25,000	-	25,000

Loss from operations	(9,206)	(4,910)	(57,397)	(17,378)	(225,489)

Interest expense	19	882	3,196	2,221	7,406

Loss before income taxes	(9,225)	(5,792)	(60,593)	(19,599)	(232,895)

Provision for income taxes	-	-	-	-	-

Net loss	$(9,225)	(5,792)	(60,593)	(19,599)	(232,895)

Loss per common share -
basic and diluted	$-	-	(0.01)	-

Weighted average common shares -
basic and diluted	6,439,724	6,312,900	6,355,483	6,312,900

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,		Cumulative
	2008	2007	Amounts
Cash flows from operating activities:
Net loss	$(60,593)	(19,599)	(232,895)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Impairment of franchise agreement	25,000	-	25,000
Increase in:
Accounts payable	7,501	92	11,374
Related party interest payable	3,196	-	7,406
Related party payables	17,969	-	17,969

Net cash used in operating activities	(6,927)	(19,507)	(166,139)

Cash flows from investing activities:
Purchase of franchise agreement	(25,000)	-	(25,000)

Net cash used in investing activities	(25,000)	-	(25,000)

Cash flows from financing activities:
Increase in notes payable–related party	31,970	15,171	87,125
Decrease in stock subscription receivable	-	-	465
Issuance of common stock	-	-	103,910

Net cash provided by financing activities	31,970	15,171	191,500

Net increase (decrease) in cash	43	(4,336)	361

Cash, beginning of period	318	5,407	-

Cash, end of period	$361	1,071	361

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2008.

Reclassification

The financial statements for periods prior to September 30, 2008 have been reclassified to conform to the headings and classifications used in the September 30, 2008 financial statements.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Going Concern

As of September 30, 2008, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Note 4 – Related Party Payables

Notes payable - related party consists of the following:

                                                                                                September 30,     December 31,

                                                                                                       2008                  2007
                                                                                                   (Unaudited)     (Audited)

     Short-term notes payable to shareholders of the
     Company. The notes include interest at 10%,
     are due on demand, and unsecured. Accrued

     interest at September 30, 2008 and December
     31, 2007 was $4 and $4,210, respectively.                                    $     985          44,955

     Short-term note payable to an officer and
     shareholder of the Company. The note is
     non-interest bearing, due on demand, and

     unsecured.                                                                                       200              200

                                                                                                   $     1,185         45,155

Accounts payable - related party consists of the following:

                                                                                               September 30,     December 31,

                                                                                                     2008                   2007
                                                                                                  (Unaudited)     (Audited)

     Payable to an officer and shareholder of the
     Company for consulting services. The payable
     is non-interest bearing, due on demand, and

     unsecured.                                                                           $     19,000          10,000

     Payable to a company owned by an officer and
     shareholder of the Company. The payable is
     non-interest bearing, due on demand, and

     unsecured.                                                                                    8,969             -

                                                                                                $     27,969          10,000

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Note 6 – Supplemental Cash Flow Information

During the nine months ended September 30, 2008, the Company issued 833,418 shares of common stock in exchange for a reduction of related party payables of $75,940 and a reduction of related party interest payable of $7,402.

Note 7 – Subsequent Event

On October 23, 2008, the Company signed a letter of intent to acquire Produced Water Solutions, Inc. (PWS) as a wholly owned subsidiary. PWS is a private company, headquartered in Sylvan Lake, Alberta. PWS has conducted primary and secondary research, testing and development into the processing of produced water in the oil and gas fields to achieve potable or reusable water standards and has developed and manufactured a processing system that will provide an alternative to conventional produced water deep disposal.

Subject to the terms and conditions set forth in the letter of intent, the shareholders of PWS intend to exchange all of their PWS securities for 6,000,000 new shares of the Company’s common stock. The letter of intent is not binding and a definitive share exchange agreement has not been finalized.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Information presented herein is based on the three and nine month periods ended September 30, 2008 and the period since inception to September 30, 2008. Our fiscal year end is December 31.

Discussion and Analysis

On October 23, 2008, the Company signed a letter of intent to acquire Produced Water Solutions, Inc. (PWS) as a wholly owned subsidiary. PWS is a private company based in Sylvan Lake, Canada whose purpose is to become the premier provider of oilfield produced water treatment systems in North America. PWS’ proprietary process converts high volumes of oil and gas produced water into potable water using a unit that can be easily moved from well to well. The process effectively reduces the traditional costs of disposing field water either down disposal wells or off site while simultaneously meeting the need to reuse and recycle an increasing valuable resource: water. The Company and PWS are yet to enter into a definitive share exchange agreement.

Should the Company not acquire PWS its plan of operation over the next twelve months will be to identify and acquire an alternative business opportunity. We would not limit our options to any particular industry, but would evaluate each opportunity on its merits.

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

Results of Operations

During the nine month period ended September 30, 2008, the Company’s operations consisted of (i) satisfying continuous public disclosure requirements, (ii) seeking to identify prospective business opportunities, (iii) performing due diligence with respect to LA Boxing and PWS, (iv) entering into an agreement with LA Boxing; (v) attempting to procure financing requisite to the agreement with LA Boxing (vi) abandoning the terms and conditions of the LA Boxing Agreement, and (vii) entering into a letter of intent to acquire PWS.

The Company has been funded since inception from equity placements and by shareholders in the form of loans. All of the capital raised to date has been allocated to option or franchise fees, exploration expenses, and general and administrative costs.

Net Loss

For the period from December 7, 1999, to September 30, 2008, the Company recorded an operating loss of $232,895. Net losses for the three month period ended September 30, 2008 were $9,225 as compared to $5,792 for the three months ended September 30, 2007. Net losses for the nine month period ended September 30, 2008 were $60,593 as compared to $19,599 for the nine months ended September 30, 2007. The increase in the Company’s net losses over the comparative three and nine month periods can be attributed both to the franchise fee incurred in connection with LA Boxing and consulting fees related to the preparation of disclosure documentation. The Company’s cumulative operating loss is comprised of an option agreement for certain exploration rights now forfeited, the agreement with LA Boxing now impaired and general and administrative expenses. General and administrative costs include offering expenses, accounting costs, consulting fees, mining exploration expenses, costs associated with test results, and costs directly related to our defunct exploration program.

We did not generate any revenue during this period and expect to continue to incur losses over the next twelve months.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999, to September 30, 2008.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

The Company had current and total assets of $361 as of September 30, 2008, consisting solely of cash on hand. Net stockholders' deficit in the Company was $40,171 at September 30, 2008. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

Cash flow used in operating activities was $166,139 for the period from December 7, 1999, to September 30, 2008. Cash flow used in operating activities for the nine month period ended September 30, 2008 decreased to $6,927 as compared to $19,507 for the nine month period ended September 30, 2007. The decrease in cash flows used in operating activities over the comparative nine month periods can be attributed to the impairment related to the franchise agreement and increases in payables. The Company’s cumulative cash flow used in operating activities was used on accounting, administration, consulting, exploration expenses and a franchise fee.

We expect to continue to use cash flow in operating activities until such time as the Company acquires or develops a net revenue producing business opportunity.

Cash flow provided from financing activities was $191,500 for the period from December 7, 1999, to September 30, 2008. Cash flow provided by financing activities for the nine months ended September 30, 2008 increased to $31,970 as compared to $15,171 for the nine months ended September 30, 2007. The increase in cash flow provided from financing activities over the comparative nine month periods can be attributed to a series of shareholder loans to the Company. The Company’s cumulative financing activities have consisted of sales of the Company’s common stock as well as related and non-related party loans.

We expect to continue to use cash flow provided by financing activities to maintain our current operations in the form of additional shareholder loans or equity placements.

Cash flow used in investing activities was $25,000 for the period from December 7, 1999, to September 30, 2008. Cash flow used in investing activities for the nine months ended September 30, 2008 increased to $25,000 as compared to $0 for the nine months ended September 30, 2007. The increase in cash flow used in investing activities over the comparative nine month periods and over the cumulative period can be attributed to the franchise fee paid to LA Boxing.

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

The Company had no lines of credit or other bank financing arrangements as of September 30, 2008.

The Company had no commitments for future capital expenditures that were material at September 30, 2008.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of September 30, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $172,302 as of December 31, 2007, which deficit increased to $232,895 as of September 30, 2008. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources in the form of debt or equity financing; (ii) identifying and acquiring a suitable business opportunity that does or will produce net revenue to fund operations; and (iii) obtaining loans and grants from financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $172,302 at December 31, 2007 which increased to $232,895 as of September 30, 2008. The Company has never realized revenue from operations. Our only expectation of profitability is dependent on the future results of operation from our development or acquisition of a suitable revenue producing business opportunity.

The Company’s limited financial resources cast severe doubt on our ability to pursue our business plan or to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the development or acquisition of a profitable business opportunity. We found it impossible to realize the financing needed for opening our LA Boxing franchise location and cannot be certain that any other financing required by our prospective transaction with PWS will be forthcoming. Our inability to finance our operation sufficiently will prevent us from developing any business and may act as a deterrent in any future negotiations with potential acquisition candidates. Should the Company be unable to acquire or develop a profitable business opportunity in the near term, it will, in all likelihood, be forced to cease operations.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 21 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Montana Mining Corp.

/s/ Ruairidh Campbell                              November 12, 2008

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