Form 10-K
period 2008-12-31
MONTANA MINING CORP
filed 2009-03-27
CIK 1104672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

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

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (6,546,318 shares) was approximately $818,290 based on the average closing bid and asked prices ($0.125) for the common stock on March 26, 2009.

At March 26, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 7,146,318.

PART I

ITEM 1.     BUSINESS

As used herein the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Montana Mining Corp., its subsidiary, and its predecessor, unless context indicates otherwise.

Corporate History

Montana Mining Corp. was incorporated in Nevada on December 7, 1999, as “Aswan Investments, Inc.” to engage in any legal undertaking. On July 17, 2002, the corporation’s name was changed to “Montana Mining Corp.” to reflect the decision of management to enter into mineral exploration activities. After completing the first stages of an exploration program on an optioned property in the state of Montana, we were unable to indicate conclusively the existence of any economically recoverable mineralization. We therefore abandoned the purchase option and all exploration efforts in January of 2005. We have since been in the process of seeking out other business opportunities.

On February 5, 2008, the Company entered into an LA Boxing Franchise Agreement with LA Boxing Franchise Corporation (“LA Boxing”) in order to become an LA Boxing franchisee. The agreement granted to us the exclusive right to operate one LA Boxing location in the Beverly Hills/Brentwood area of Los Angeles, California in exchange for certain fees, development costs, royalties and advertising commitments. The Company paid the initial franchise fee but was unable to procure the financing requisite to open an LA Boxing franchise. Management then abandoned any intention of opening an LA Boxing location and impaired the full value of the paid franchise fee.

On October 23, 2008, the Company signed a letter of intent to acquire Produced Water Solutions, Inc. (PWS), based in Sylvan Lake, Canada whose business is to provide oilfield produced water treatment systems to oil and gas producers in North America. PWS’ proprietary process converts high volumes of oil and gas produced water into potable water using a unit that can be easily moved from well to well. The process effectively reduces the traditional costs of disposing field water either down disposal wells or off site while simultaneously meeting the need to reuse and recycle water as an increasingly valuable resource.

The Company and PWS entered into a definitive share exchange agreement on November 20, 2008 that was subsequently amended on February 2, 2009, on the following material terms and conditions:

•	a share exchange of eight million (8,000,000) Company shares for one hundred percent (100%) of the equity interests in PWS;

•	a Company loan of eighty one thousand six hundred and ninety nine dollars ($81,699) to PWS secured by the assets and proprietary technology associated with its business;

•	a closing date for the share exchange of on or before July 17, 2009;

•	a private placement of the Company’s common stock intended to provide no less than seven hundred and fifty thousand dollars ($750,000) in initial financing on or before the closing date and a best efforts basis commitment to raise an additional $750,000 in a private placement offering within ninety (90) days of closing;

•	a finder’s fee that consists of eight hundred thousand (800,000) shares of the Company’s common stock issued on closing;

•	a PWS nomination of one individual to join the Company’s BOD; and

•	employment agreements for key members of the PWS management team.

The Company remains intent on acquiring PWS as a wholly owned subsidiary on these terms and conditions.

Our office is located at 1403 East 900 South, Salt Lake City, Utah, 84111, and our telephone number is (801) 582-9609. Our registered agent is Peter Stumpf who is located at 920 Sierra Vista Drive #C 10, Las Vegas, Nevada, 89109.

The Company currently trades on the Over the Counter Bulletin Board under the symbol “MMGC.”

The Company

Should the Company not acquire PWS pursuant to the share exchange agreement, its plan of operation over the next twelve months is to reengage in the process of considering business opportunities for merger or acquisition that might create value for its shareholders. Management would seek out opportunities that it considers to be of exceptional quality which policy may cause us to wait some time before consummating a suitable transaction.

Selection of a Business

The Company would not restrict its consideration to any particular business or industry segment, and may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, biotechnology, service, natural resources, manufacturing or high-technology. Management recognizes that the Company’s inadequate financial resources, limit the scope and number of suitable business venture candidates that might otherwise be available.

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

The Company would not acquire or merge with any company for which audited financial statements could not be obtained. Nonetheless, it may be anticipated that any opportunity in which the Company participates would present certain risks to our shareholders. Risks might include the track record of management’s effectiveness, failures to establish a consistent market for products or services, development stage, or to realize profits. Many more of these risks may not be adequately identified prior to the selection of a specific opportunity, and our shareholders must, therefore, depend on the ability of management to identify and evaluate such risks as such become evident.

Acquisition of Business

While the Company has identified PWS as a suitable business candidate, in the event we do not close our share exchange agreement with PWS, the Company intends to become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company would not be in control of the Company. In addition, the Company’s sole officer and director may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company’s shareholders.

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

Competition

PWS will compete against numerous oil field services companies, many of which offer services related to the disposal of water generated from oil and gas production activities. Services offered include removing waste water offsite through pipelines or by trucks, re-injection of waste water into water disposal wells and alternative water purification systems that also utilize membrane or other proprietary technology. Most of the oil field service companies have greater financial, personnel and technological resources than PWS. Nonetheless, PWS believes that it can successfully compete with these companies based on cost efficiencies, and resultant water purity borne out by independent testing of its process.

Should the Company fail to acquire PWS and become involved with a different business opportunity, we are almost certain to be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior business experience.

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

Governmental and Environmental Regulation

The Company’s intended operations in the purification of oil field generated waste water is subject to a variety of federal, provincial, state and local laws, rules and regulations relating to, among other things, sanitary conditions, worker safety, and the use, storage, discharge and disposal of environmentally sensitive materials. We believe that PWS is in compliance with such rules and regulations.

Should the Company fail to acquire PWS and seek out an alternative business opportunity, it cannot at this time anticipate the government regulations, if any, to which the Company may be subject. However, we can be certain that the conduct of any business subject us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management would endeavor to ascertain the effects of such government regulation on a prospective business opportunity. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

The Company believes that it is currently in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, we believe that compliance with such applicable laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Research and Development

During the years ended December 31, 2008 and 2007, the Company spent no amounts on research and development activities.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.     RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to the Company’s Business

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $246,133 at December 31, 2008. During fiscal 2008, we recorded a net loss of $73,831. The Company has never realized revenue from operations. Our only expectation of future profitability is dependent on the future results of operation from PWS or the acquisition of a revenue producing business opportunity.

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

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Further, expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to the point of having a material adverse effect on our results of operations and financial condition.

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

The Company requires immediate capital funding to meet working capital requirements and current commitments to PWS which it may not be able to satisfy.

The Company requires immediate financing through equity offerings or debt placements to meet current working capital requirements and near-term commitments to raise $750,000 as a condition to closing the share exchange agreement with PWS. Despite the immediacy of necessary financing and ongoing efforts to secure a financing, the Company has no commitment to raise any of the requisite capital, without which it will not be able to satisfy its commitment to PWS or meet its current financial obligations.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority under the symbol, “MMGC”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years.

Year	Quarter Ended	High	Low
2008	December 31	$0.25	$0.06
	September 30	$0.40	$0.07
	June 30	$0.45	$0.10
	March 31	$0.44	$0.14
2007	December 31	$0.45	$0.15
	September 30	$0.90	$0.13
	June 30	$0.30	$0.13
	March 31	$0.45	$0.26

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of March 26, 2009 there were 87 shareholders of record holding a total of 7,146,318 shares of fully paid and non-assessable common stock of the 500,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of March 26, 2009 there were no shareholders of record of the 5,000,000 shares of preferred stock, par value $0.001, authorized.

Warrants

As of March 26, 2009 the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of March 26, 2009 the Company had no outstanding stock options to purchase shares of our common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Transfer Agent and Registrar

The Company’s transfer agent and registrar is Interwest Transfer Company, 1981 E. Murray-Holladay Road, Holladay, Utah, 84117–5164. Interwest’s phone number is (801) 272-9294.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On December 31, 2008 the Company issued a convertible promissory note payable to Wolf Fiedler in the amount of $100,000, due on or before December 31, 2010, bearing 10% interest, convertible at the option of the holder into shares of the Company’s common stock at $0.05, pursuant to the exemptions provided under Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) the offering was limited to one offeree; (3) the offeree committed to hold his stock in the event of conversion; (4) there have been no subsequent or contemporaneous public offerings of promissory notes; (5) the promissory note has not been converted; and (6) the discussions that lead to the issuance of the promissory note took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (“issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the foregoing (“resale safe harbor”). An offer, sale or resale of securities that satisfies all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering the promissory note to only one offeree who was outside of the United States at the time of the offering, and ensuring that the person to whom the promissory note was issued and authorized was a non-U.S. person with an address in a foreign country.

ITEM 6.     SELECTED FINANCIAL DATA

Not required.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this annual report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31.

Discussion and Analysis

The Company’s plan of operation over the next twelve months is to acquire and pursue the business operations of PWS. Should the Company not acquire PWS, its plan of operation over the next twelve months will be to identify and acquire an alternative business opportunity. We have not entered into any material agreements other than the share exchange with PWS, nor do we have any commitment or understanding to enter into or become engaged in any other transactions, as of the date of this filing.

The Company’s plan of operation will require a minimum of $1,500,000 in funding over the next 12 months to satisfy its commitments to PWS and meet current operating requirements. However, such funding is not currently in place and the Company is yet to secure a commitment for same. Should the Company fail to acquire PWS and look to alternative business opportunities, its plan of operation would require a minimum of $50,000 over the next twelve months.

Results of Operations

During the twelve month period ended December 31, 2008, the Company’s operations consisted of (i) satisfying continuous public disclosure requirements, (ii) seeking to identify prospective business opportunities, (iii) performing due diligence with respect to LA Boxing, (iv) entering into an agreement with LA Boxing, (v) attempting to procure financing requisite to the agreement with LA Boxing, (vi) abandoning the LA Boxing Agreement, (vii) performing due diligence with respect to PWS, (viii) entering into an agreement with PWS and (ix) attempting to procure financing requisite to the agreement with PWS.

Net Loss

For the period from December 7, 1999, to December 31, 2008, the Company recorded an operating loss of $246,133. Net losses for the twelve month period ended December 31, 2008 were $73,831 as compared to $26,514 for the twelve months ended December 31, 2007. The increase in the Company’s net losses over the comparative twelve month periods can be attributed primarily to the impairment of the LA Boxing franchise fee, due diligence expenses related to LA Boxing, PWS and the preparation of disclosure documentation. The Company’s cumulative operating loss is mostly due to costs associated with a forfeited option agreement, the impaired LA Boxing franchise fee and general and administrative expenses. General and administrative costs include offering expenses, accounting costs, consulting fees, mining exploration expenses, due diligence costs and the preparation of disclosure documentation.

We did not generate any revenue during this period and expect to continue to incur losses over the next twelve months.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999, to December 31, 2008.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that might offset any future operating profit. However, the amount of loss carryforward may be limited if a change in ownership occurs.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

The Company had current and total assets of $82,691 as of December 31, 2008, consisting of a secured promissory note issued to us by PWS in the amount of $81,699, accrued interest on that note of $918 and $74 of cash on hand. Net stockholders' deficit in the Company was $53,409 at December 31, 2008.

Cash flow used in operating activities was $185,536 for the period from December 7, 1999 to December 31, 2008. Cash flow used in operating activities for the twelve month period ended December 31, 2008 increased to $26,324 as compared to $25,064 for the twelve month period ended December 31, 2007. The Company’s cumulative cash flow used in operating activities was used on accounting, administration, consulting, exploration expenses, due diligence costs, disclosure documentation and a franchise fee.

We expect to continue to use cash flow in operating activities over the next twelve months.

Cash flow provided from financing activities was $292,685 for the period from December 7, 1999, to December 31, 2008. Cash flow provided by financing activities for the twelve months ended December 31, 2008 increased to $133,155 as compared to $19,975 for the twelve months ended December 31, 2007. The increase in cash flow provided from financing activities over the comparative twelve month periods can be primarily attributed to a related party loan in the form of a convertible promissory note. The Company’s cumulative financing activities have consisted of sales of the Company’s common stock as well as related and non-related party loans.

We expect to continue to use cash flow provided by financing activities to maintain current operations and meet our financing commitments to PWS with private equity placements or additional shareholder loans.

Cash flow used in investing activities was $107,075 for the period from December 7, 1999, to December 31, 2008 all of which was used in the current twelve month period in connection with our payment of a franchise fee to LA Boxing of $25,000 and a secured promissory note received from PWS in the amount of $82,075.

We do expect to use cash flow in investing activities in connection with PWS or any future development or acquisition of an alternative business opportunity.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months. We will have to seek at least $50,000 in debt or equity financing over the next twelve months to fund our continued operations. We are further committed to raise $750,000 to close our share exchange agreement with PWS and an additional $750,000 on a best efforts basis thereafter. The Company has no current commitments or arrangements with respect to, or immediate sources of this funding. Further, no assurances can be given that funding is available. The Company’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding will have a material adverse affect on its ability to acquire PWS, search for alternative business opportunities or maintain operations.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of December 31, 2008.

The Company had no commitments for future capital expenditures that were material at December 31, 2008 except those expenditures anticipated in connection with the prospective acquisition of PWS.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2008 and 2007, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.
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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $246,133 as of December 31, 2008. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from PWS; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;

•	the sufficiency of existing capital resources;

•	our ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties related to the Company’s future business prospects;

•	our ability to generate revenues from future operations;

•	the volatility of the stock market; and

•	general economic conditions.

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

Stock-Based Compensation

The Company has adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

Recent Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. We do not expect the adoption of EITF 08-7 to have a material impact on the consolidated financial statements.

In May 2008, the FASB issued SFAS 163 which clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In May 2008, the FASB issued SFAS 162 which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective as of January 1, 2009. We do not expect the adoption of FSP 142-3 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective as of January 1, 2009. We do not expect the adoption of SFAS 161 to have a material impact on the consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2008 and 2007 are attached hereto as F-1 through F-13.

MONTANA MINING CORP.

(A Development Stage Company)

December 31, 2008 and 2007

INDEX

                                                                                                                                  Page

Report of Independent Registered Public Accounting Firm                          F-2

Consolidated Balance Sheets                                                                     F-3

Consolidated Statements of Operations                                                       F-4

Consolidated Statements of Stockholders’ Equity (Deficit)                            F-5

Consolidated Statements of Cash Flows                                                      F-7

Notes to Consolidated Financial Statements                                                 F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Montana Mining Corp.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Montana Mining Corp. [a development stage company] as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from inception on December 7, 1999 through December 31, 2008. Montana Mining Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Montana Mining Corp. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from inception on December 7, 1999 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Montana Mining Corp. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Montana Mining Corp. has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 25, 2009

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

ASSETS	2008	2007

Current assets:
Cash	$74	318
Interest receivable	918	-
Note receivable	81,699	-

Total current assets	$82,691	318

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$4,440	3,873
Related party accounts payable	28,248	10,000
Related party interest payable	1,042	4,210
Current portion of related party notes payable	2,370	45,155

Total current liabilities	36,100	63,238

Related party notes payable, net of beneficial conversion feature	20,000	-

Total liabilities	56,100	63,238

Commitments

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 7,146,318 and 6,312,900 shares issued and
outstanding, respectively	7,146	6,313
Additional paid-in capital	265,578	103,069
Deficit accumulated during the development stage	(246,133)	(172,302)

Total stockholders' deficit	(53,409)	(62,920)

Total liabilities and stockholders' deficit	$82,691	318

The accompanying notes are an integral part of these financial statements.

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007

			Cumulative
	2008	2007	Amounts

Revenue	$-	-	-

Operating expenses:
General and administrative costs	45,515	23,288	213,607
Impairment of franchise agreement	25,000	-	25,000

Loss from operations	(70,515)	(23,288)	(238,607)

Other income (expense):
Interest income	918	-	918
Interest expense	(4,234)	(3,226)	(8,444)

Loss before income taxes	(73,831)	(26,514)	(246,133)

Provision for income taxes	-	-	-

Net loss	$(73,831)	(26,514)	(246,133)

Loss per common share - basic and diluted	$(0.01)	-

Weighted average common shares -
basic and diluted	6,554,934	6,312,900

The accompanying notes are an integral part of these financial statements.

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
December 7, 1999 (Date of Inception) to December 31, 2008
						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at December 7, 1999 (date of inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock for:
Cash	-	-	114,500	115	795	-	910
Stock subscription receivable	-	-	93,000	93	372	-	465
Net loss	-	-	-	-	-	(910)	(910)

Balance at December 31, 1999	-	-	207,500	208	1,167	(910)	465

Issuance of common stock for services	-	-	1,001,400	1,001	4,006	-	5,007
Net loss	-	-	-	-	-	(10,131)	(10,131)

Balance at December 31, 2000	-	-	1,208,900	1,209	5,173	(11,041)	(4,659)

Issuance of common stock for cash	-	-	104,000	104	2,896	-	3,000
Net loss	-	-	-	-	-	(3,865)	(3,865)

Balance at December 31, 2001	-	-	1,312,900	1,313	8,069	(14,906)	(5,524)

Issuance of common stock for cash	-	-	5,000,000	5,000	95,000	-	100,000
Net loss	-	-	-	-	-	(21,911)	(21,911)

Balance at December 31, 2002	-	-	6,312,900	6,313	103,069	(36,817)	72,565

Net loss	-	-	-	-	-	(19,405)	(19,405)

Balance at December 31, 2003	-	-	6,312,900	6,313	103,069	(56,222)	53,160

Continued
Balance at December 31, 2003	-	-	6,312,900	6,313	103,069	(56,222)	53,160

Net loss	-	-	-	-	-	(37,044)	(37,044)

Balance at December 31, 2004	-	-	6,312,900	6,313	103,069	(93,266)	16,116

Net loss	-	-	-	-	-	(28,257)	(28,257)

Balance at December 31, 2005	-	-	6,312,900	6,313	103,069	(121,523)	(12,141)

Net loss	-	-	-	-	-	(24,265)	(24,265)

Balance at December 31, 2006	-	-	6,312,900	6,313	103,069	(145,788)	(36,406)

Net loss	-	-	-	-	-	(26,514)	(26,514)

Balance at December 31, 2007	-	-	6,312,900	6,313	103,069	(172,302)	(62,920)

Issuance of common stock for conversion of debt	-	-	833,418	833	82,509	-	83,342

Beneficial conversion feature	-	-	-	-	80,000	-	80,000

Net loss	-	-	-	-	-	(73,831)	(73,831)

Balance at December 31, 2008	-	$-	7,146,318	$7,146	$265,578	$(246,133)	$26,591

The accompanying notes are an integral part of these financial statements.

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

			Cumulative
	2008	2007	Amounts
Cash flows from operating activities:
Net loss	$(73,831)	(26,514)	(246,133)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Impairment of franchise agreement	25,000	-	25,000
Loss on foreign currency transaction	376	-	376
(Increase) decrease in:
Interest receivable	(918)	-	(918)
Increase (decrease) in:
Accounts payable	567	(1,776)	4,440
Related party accounts payable	18,248	-	18,248
Related party interest payable	4,234	3,226	8,444

Net cash used in operating activities	(26,324)	(25,064)	(185,536)

Cash flows from investing activities:
Purchase of franchise agreement	(25,000)	-	(25,000)
Increase in note receivable	(82,075)		(82,075)

Net cash used in investing activities	(107,075)	-	(107,075)

Cash flows from financing activities:
Increase in related party notes payable	133,155	19,975	188,310
Decrease in stock subscription receivable	-	-	465
Issuance of common stock	-	-	103,910

Net cash provided by financing activities	133,155	19,975	292,685

Net increase (decrease) in cash	(244)	(5,089)	74

Cash, beginning of year	318	5,407	-

Cash, end of year	$74	318	74

The accompanying notes are an integral part of these financial statements.

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements include the accounts of Montana Mining Corp. (“Montana”), which was organized under the laws of the State of Nevada on December 7, 1999 (date of inception), and Fitness USA, Inc. (“Fitness USA”), a wholly owned subsidiary (collectively the “Company”). The Company is currently in the process of identifying a suitable business opportunity pursuant to acquisition or merger.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Receivables

Receivables are carried at their estimated collectible amounts. Interest income on receivables is recognized using the interest method. Receivables are periodically evaluated for collectibility based on past credit history. Provision for losses on receivables is determined on the basis of loss experience, known and inherent risk in the balance, and current economic conditions.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to startup expenses.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation
No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement
No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The
Company has filed income tax returns in the U.S. federal jurisdiction and in certain states.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the year ended December 31, 2008 and 2007, the Company did not recognize any interest and penalties relating to income taxes. The Company did not have any accrual for the payment of interest and penalties at December 31, 2008.

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2008 and 2007.

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

Reclassifications

Certain accounts in the 2007 financial statements have been reclassified to conform with the presentation in the 2008 financial statements.

Note 2 – Going Concern

As of December 31, 2008, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has identified Produced Water Solutions, Inc. (PWS) as a suitable business opportunity and has entered into a share exchange agreement to acquire PWS. Management believes that it will be able to meet the financing conditions attendant to acquiring PWS but does not currently have the cash position to do so nor does it have a financing commitment in place. Therefore, there can be no assurance that management will be successful in acquiring PWS or otherwise identifying an alternative business opportunity with available funds.

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 3 – Note Receivable

As of December 31, 2008, the Company has a promissory note receivable from Produced Water Solutions, Inc. The note is to be repaid in $100,000 Canadian dollars, bears interest at 10% per annum, is due on November 19, 2009, and is secured by all of the assets of Produced Water Solutions, Inc. The note had an outstanding balance at December 31, 2008 of $81,699 which reflects the foreign currency exchange rate difference between U.S. dollars and Canadian dollars. At December 31, 2008 accrued interest receivable amounted to $918.

Note 4 – Related Party Payables

Related party notes payable consist of the following:

	2008	2007
Note payable to a shareholder of the Company of $100,000, bearing interest at 10%, due December 31, 2010, net of beneficial conversion feature of $80,000. The note is convertible into shares at $0.05 at the holder's option. Accrued interest at December 31, 2008 was $1,014.	$20,000	-

Note payable to a company owned by an officer and shareholder of the Company. The note is non-interest bearing, due on demand, and unsecured.

	1,185	-

Note payable to a shareholder of the Company. The note includes interest at 10%, is due on demand, and unsecured. Accrued interest at December 31, 2008 and 2007 was $28 and $4,210, respectively.	985	44,955

Note payable to an officer and shareholder of the Company. The note is non-interest bearing, due on demand, and unsecured.	200	200

	102,370	45,155
Less current portion	(2,370)	(45,155)

	$100,000	-

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 4 – Related Party Payables (continued)

Future maturities of related party notes payable are as follows:

Year	Amount

2009	$2,370
2010	100,000

$102,370

Related party accounts payable consists of the following:

	2008	2007
Payable to an officer and shareholder of the Company for consulting services. The payable is non-interest bearing, due on demand, and unsecured.	$22,000	10,000

Payable to a company owned by an officer and shareholder of the company. The payable is non-interest bearing, due on demand, and unsecured.	6,248	-

	$28,248	10,000

Note 5 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	Years Ended
	December 31,		Cumulative
	2008	2007	Amounts
Income tax benefit at statutory rate	$(13,000)	(4,000)	(39,000)
Change in valuation allowance	13,000	4,000	39,000
	$-	-	-

Deferred tax assets are as follows at December 31:

	2008	2007
Start up costs	$39,000	26,000
Valuation allowance	(39,000)	(26,000)
	$-	-

The Company has cumulative startup costs of approximately $201,000. For income tax purposes start-up costs are deferred until the Company begins generating revenue, at which time the costs are then amortized.

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 6 – Supplemental Cash Flow Information

No amounts have been paid for interest during the years ended December 31, 2008 and 2007.

No amounts have been paid for income taxes since inception.

During the year ended December 31, 2008 the Company:

-      Issued 833,418 shares of common stock in exchange for a reduction of related party payables of $75,940 and a reduction of related party interest payable of $7,402.

-      Recorded a beneficial conversion feature and increased additional paid-in capital by $80,000 related to a convertible note payable (see Note 4).

Note 7 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

Note 8 – Franchise Agreement

In February 2008, the Company formed Fitness USA as a wholly-owned subsidiary for the purpose of entering into a new line of business. On March 7, 2008 the Company, through Fitness USA, entered into an LA Boxing Franchise Agreement (the “Agreement”) with LA Boxing Franchise Corporation (“LA Boxing”) to acquire an exclusive franchise to open an LA Boxing gym in the Beverly Hills/Brentwood area of Los Angeles, California.

The Company has since abandoned any intention of opening an LA Boxing gym location due to its inability to secure financing, which decision caused management to impair the value of the LA Boxing Franchise Agreement.

Note 9 – Share Exchange Agreement and Change of Control

On November 20, 2008, the Company signed a Share Engagement Agreement (the Agreement) with Produced Water Solutions, Inc. (PWS) and the shareholders of PWS to acquire PWS as a wholly owned subsidiary on or before July 17, 2009. Pursuant to the Agreement the Company will acquire all of the issued and outstanding shares of PWS in exchange for 8,000,000 shares of common stock of the Company to be distributed pro rata to the shareholders of PWS. At the inception of the agreement and as an inducement to enter into the Agreement, the Company loaned PWS $82,075, in the form of a promissory note (see Note 3).

PWS is a private company, headquartered in Sylvan Lake, Alberta. PWS has conducted primary and secondary research, testing and development into the processing of produced water in the oil and gas fields to achieve potable or reusable water standards and has developed and manufactured a processing system that will provide an alternative to conventional produced water deep disposal.

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 10 – Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective as of January 1, 2009. The Company does not expect the adoption of SFAS 161 to have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective as of January 1, 2009. The Company does not expect the adoption of FSP 142-3 to have a material impact on the consolidated financial statements.

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

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on the consolidated financial statements.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES (ITEM 9A (T))

Management's Annual Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.           OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Position(s) and Office(s)
Ruairidh Campbell	45	chief executive officer, chief financial officer and director

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

Over the past five years he has been an officer and director of two other public companies: Allied Resources Inc., an oil and gas production company from June 1998 to present (chief executive officer, chief financial officer, director) and Star Energy Corporation an oil and gas production company from December 1999 to October 2006 (chief financial officer and director).

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following person who, during the period ended December 31, 2008, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

•	Ruairidh Campbell failed to timely file a Form 3, 4 and 5 despite being an officer and director.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. A copy of the Company’s Code of Ethics is incorporated as Exhibit 14 to this Form 10-K. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information.

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

Executive compensation for the periods ended December 31, 2008, December 31, 2007 and December 31, 2006 was $21,000, $12,000 and $12,000 respectively. Compensation disclosure includes a consulting fee, and amounts paid to a related company for services rendered. The increase in executive compensation in the current annual period over the two prior annual periods, tempered by the accrual of $12,000 in fees, can be attributed to amounts paid to a related company to document the Company’s initial efforts to develop an LA Boxing franchise and later to acquire PWS through a share exchange. Executive compensation is expected to increase in future periods in the event the Company is successful in acquiring PWS at which time executive compensation program may be expanded to include salaries, stock awards and stock options.

Table

The following table provides summary information for 2008, 2007 and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ruairidh Campbell CEO, CFO, PAO, and director	2008 2007 2006	12,000 12,000 12,000	- - -	- - -	- - -	- - -	- - -	9,000* - -	21,000** 12,000 12,000

* Amount paid to a related company for consulting services rendered.

**Amount accrued over the annual period.

The Company has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”, or “Post Employment Payments” to report.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of March 26, 2009, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

Title of Class	Names and Addresses of Directors, Officers and Beneficial Owners	Number of Shares	Percent of Class
Common Stock	Ruairidh Campbell 600 Westwood Terrace Austin, Texas 78746	600,000	8.4%
Common Stock	All Executive Officers and Directors as a Group (1)	600,000	8.4%

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except the following consulting agreement, rendition of consulting services:

•

Ruairidh Campbell, sole executive officer and director has entered into a consulting arrangement on a month to month basis that provides for a monthly fee of $1,000. The entire fee for 2008 was accrued and unpaid.

•

Ruairidh Campbell, sole executive officer and director has caused the Company to enter into a consulting arrangement with a related company for services rendered in connection with the preparation of documentation that is invoiced as completed. The Company paid the related company a total of $9,000 in 2008.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, our sole director is not independent.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Pritchett, Siler & Hardy, P.C. (“Pritchett”) provided audit services to the Company in connection with its annual report and review of quarterly filings during the fiscal years ended December 31, 2008 and 2007. The aggregate fees billed by Pritchett for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements were $7,785 and $6,570, respectively.

Audit Related Fees

Pritchett billed to the Company no fees in 2008 or 2007 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Pritchett billed to the Company no fees in 2008 or 2007 for professional services rendered in connection with the preparation of the Company’s tax returns.

All Other Fees

Pritchett billed to the Company no fees in 2008 or 2007 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Pritchett as detailed above, were pre-approved by the Company’s board of directors. Pritchett performed all work only with their permanent full time employees.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-11, and are included as part of this Form 10-K:

     Financial Statements of the Company for the years ended December 31, 2008 and 2007:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations
Statements of Stockholders’ Equity (Deficit)
Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Montana Mining Corp.                           Date

/s/ Ruairidh Campbell                              March 26, 2009

By: Ruairidh Campbell
Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Ruairidh Campbell Ruairidh Campbell Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	March 26, 2009

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

10(i)*     LA Boxing Franchise Agreement dated March 7, 2008 (incorporated herein by reference from Exhibit No. 10 of the Company's Form 8-K as filed with the Commission on March 21, 2008).

10(ii)*     PWS Share Exchange Agreement dated November 20, 2008 (incorporated herein by reference from Exhibit 10 of the Company’s Form 8-K as filed with the Commission on December 3, 2008).

10(iii)*     Amendment to PWS Share Exchange Agreement dated February 2, 2009 (incorporated herein by reference from Exhibit 10 of the Company’s Form 8-K as filed with the Commission on March 3, 2009).

14*     Code of Ethics adopted April 14, 2004 (incorporated herein by reference from Exhibit No. 14 of the Company’s Form 10-KSB/A filed with the Commission on April 16, 2004).

21*     Subsidiaries of the Company (incorporated herein by reference from Exhibit No. 21 of the Company’s Form 10-K filed with the Commission on April 11, 2008).

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