Form 10-Q
period 2009-03-31
MONTANA MINING CORP
filed 2009-05-12
CIK 1104672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

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

At May 12, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 7,146,318.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	4
Unaudited Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2009 and March 31, 2008 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2009 and March 31, 2008 and the period from inception	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	15
ITEM 4T. Controls and Procedures	16

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	16
ITEM 1A. Risk Factors	16
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
ITEM 3. Defaults upon Senior Securities	19
ITEM 4. Submission of Matters to a Vote of Securities Holders	19
ITEM 5. Other Information	19
ITEM 6. Exhibits	19
Signatures	20
Index to Exhibits	21

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

MONTANA MINING CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$49	74
Interest receivable	2,863	918
Note receivable	79,760	81,699

Total current assets	$82,672	82,691

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$9,712	4,440
Related party accounts payable	36,939	28,248
Related party interest payable	3,532	1,042
Current portion of related party notes payable	2,470	2,370

Total current liabilities	52,653	36,100

Related party notes payable, net of beneficial conversion feature	30,000	20,000

Total liabilities	82,653	56,100

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 7,146,318 shares issued and outstanding	7,146	7,146
Additional paid-in capital	265,578	265,578
Deficit accumulated during the development stage	(272,705)	(246,133)

Total stockholders' equity	19	26,591

Total liabilities and stockholders' equity	$82,672	82,691

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,		Cumulative
	2009	2008	Amounts

Revenue	$-	-	-

Operating expenses:
General and administrative costs	16,027	9,331	229,634
Impairment of franchise agreement	-	-	25,000

Loss from operations	(16,027)	(9,331)	(254,634)

Other income (expense):
Interest income	1,945	-	2,863
Interest expense	(12,490)	(1,333)	(20,934)

Loss before income taxes	(26,572)	(10,664)	(272,705)

Provision for income taxes	-	-	-

Net loss	$(26,572)	(10,664)	(272,705)

Loss per common share - basic and diluted	$-	-

Weighted average common shares -
basic and diluted	7,146,318	6,312,900

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,		Cumulative
	2009	2008	Amounts
Cash flows from operating activities:
Net loss	$(26,572)	(10,664)	(272,705)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Impairment of franchise agreement	-	-	25,000
Loss on foreign currency transaction	1,939	-	2,315
Amortization of beneficial conversion feature	10,000	-	10,000
(Increase) decrease in:
Interest receivable	(1,945)	-	(2,863)
Increase (decrease) in:
Accounts payable	5,272	296	9,712
Related party accounts payable	8,691	-	26,939
Related party interest payable	2,490	1,332	10,934
Net cash used in operating activities	(125)	(9,036)	(185,661)

Cash flows from investing activities:
Purchase of franchise agreement	-	(25,000)	(25,000)
Increase in note receivable	-	-	(82,075)
Net cash used in investing activities	-	(25,000)	(107,075)

Cash flows from financing activities:
Increase in related party notes payable	100	33,769	188,410
Decrease in stock subscription receivable	-	-	465
Issuance of common stock	-	-	103,910
Net cash provided by financing activities	100	33,769	292,785

Net increase (decrease) in cash	(25)	(267)	49

Cash, beginning of period	74	318	-

Cash, end of period	$49	51	49

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2009.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Going Concern

As of March 31, 2009, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Note 4 – Related Party Payables

Related party notes payable consist of the following:

                                                                                                                        March 31,             December 31,

                                                                                                                            2009                      2008

                                                                                                                        (Unaudited)            (Audited)

Note payable to a shareholder of the Company of

$100,000, bearing interest at 10%, due December

31, 2010, net of beneficial conversation feature of

$70,000 and $80,000, respectively.  The note is

convertible into shares at $0.05 at the holder's

option.  Accrued interested at March 31, 2009 and

December 31, 2008 was $3,479 and $1,014

respectively.                                                                                                $     30,000                    20,000

Note payable to a company owned by an officer

and shareholder of the Company.  The note is non-

interest bearing, due on demand and unsecured.                                                    1,185                      1,185

Note payable to a shareholder of the Company.

The note includes interest at 10%, is due on

demand, and unsecured.  Accrued interest at March

31, 2009 and December 31, 2008 and was $53

and $28, respectively.                                                                                               985                        985

Note payable to an officer and shareholder of the

Company.  The note is non-interest bearing, due on

demand and unsecured.                                                                                             300                       200

                                                                                                                            32,470                  22,370

Less current portion                                                                                               (2,470)                  (2,370)

                                                                                                                   $        30,000                  20,000

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Note 4 – Related Party Payables (continued)

Related party accounts payable consist of the following:
                                                                                       March 31,     December 31
                                                                                            2009           2008
                                                                                   (Unaudited)      (Audited)

     Payable to an officer and shareholder of the

     Company for consulting services. The payable is
     non-interest bearing, due on demand, and
     unsecured.                                                             $      25,000         22,000

     Payable to a company owned by an officer and
     shareholder of the Company for consulting services.
     The payable is non-interest bearing, due on demand

and unsecured.                                                           11,939           6,248

                                                                                       $ 36,939             28,248

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Information presented herein is based on the three month periods ended March 31, 2009 and the period since inception to March 31, 2009. Our fiscal year end is December 31.

Discussion and Analysis

The Company’s plan of operation over the next twelve months is to acquire and pursue the business operations of Produced Water Solutions, Inc. (PWS). Should the Company not acquire PWS, its plan of operation over the next twelve months will be to identify and acquire an alternative business opportunity.

On October 23, 2008, the Company signed a letter of intent to acquire PWS, based in Sylvan Lake, Canada, whose business is to provide oilfield produced water treatment systems to oil and gas producers in North America. PWS’ proprietary process converts high volumes of oil and gas produced water into potable water using a unit that can be easily moved from well to well. The process effectively reduces the traditional costs of disposing field water either down disposal wells or off site while simultaneously meeting the need to reuse and recycle water as an increasingly valuable resource.

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

The Company will require a minimum of $1,500,000 in funding over the next 12 months to satisfy its commitments to PWS and meet current operating requirements. However, such funding is not currently in place and the Company is yet to secure a commitment for same. Should the Company fail to acquire PWS and look to alternative business opportunities, its plan of operation would require a minimum of $50,000 over the next twelve months.

Results of Operations

During the three month period ended March 31, 2009, the Company (i) satisfied continuous public disclosure requirements, (ii) performed due diligence with respect to PWS, (iii) attempted to procure requisite financing and (iv) amended the share exchange agreement with PWS.

Net Loss

For the period from December 7, 1999, to March 31, 2009, the Company recorded an operating loss of $272,705. Net losses for the three month period ended March 31, 2009 were $26,572 as compared to $10,664 for the three months ended March 31, 2008. The increase in the Company’s net losses over the comparative three month periods can be attributed both to increases in consulting fees and interest expenses. The Company’s cumulative operating loss is mostly due to costs associated with a forfeited option agreement, the impaired LA Boxing franchise fee and general and administrative expenses. General and administrative costs include offering expenses, accounting costs, consulting fees, mining exploration expenses, due diligence costs and the preparation of disclosure documentation.

We did not generate revenue during this period and expect to continue to incur losses.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999, to March 31, 2009.

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

The Company had current and total assets of $82,672 as of March 31, 2009, consisting of cash of $49, a note receivable of $79,760 and interest thereon of $2,863. Net stockholders' equity in the Company was $19 at March 31, 2009.

Cash flow used in operating activities was $185,661 for the period from December 7, 1999, to March 31, 2009. Cash flow used in operating activities for the three month period ended March 31, 2009 decreased to $125 as compared to $9,036 for the three month period ended March 31, 2008. The decrease in cash flows used in operating activities over the comparative three month periods can be attributed to the amortization of the beneficial conversion feature tied to a note payable and increases in accounts payable. The Company’s cumulative cash flow used in operating activities was used on accounting, administration, consulting, exploration expenses and a franchise fee.

We expect to continue to use cash flow in operating activities over the next twelve months.

Cash flow provided from financing activities was $292,785 for the period from December 7, 1999, to March 31, 2009. Cash flow provided by financing activities for the three months ended March 31, 2009 decreased to $100 as compared to $33,769 for the three months ended March 31, 2008. The decrease in cash flow provided from financing activities over the comparative three month periods can be attributed to ineffective financing activities in the current period. The Company’s cumulative financing activities have consisted of sales of the Company’s common stock as well as related and non-related party loans.

We expect to continue to use cash flow provided by financing activities to maintain current operations and meet our financing commitments to PWS with private equity placements or additional shareholder loans.

Cash flow used in investing activities was $107,075 for the period from December 7, 1999, to March 31, 2009. Cash flow used in investing activities for the three months ended March 31, 2009 decreased to $0 as compared to $25,000 for the three months ended March 31, 2008. Cash flow used in investing activities over the cumulative period can be attributed to the franchise fee to LA Boxing of $25,000 and a loan to PWS in the amount of $82,075.

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

The Company had no lines of credit or other bank financing arrangements as of March 31, 2009.

The Company had no commitments for future capital expenditures that were material at March 31, 2009 except those expenditures anticipated in connection with the prospective acquisition of PWS.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of March 31, 2009, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2008 and 2007, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $246,133 as of December 31, 2008, which deficit increased to $272,705 as of March 31, 2009. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from PWS; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $246,133 at December 31, 2008, which increased to $272,705 at March 31, 2009. During fiscal 2008, we recorded a net loss of $73,831. The Company has never realized revenue from operations. Our only expectation of future profitability is dependent on the future results of operations from PWS or the acquisition of a revenue producing business opportunity.

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

/s/ Ruairidh Campbell                              May 12, 2009

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