Form 10-Q
period 2009-06-30
MONTANA MINING CORP
filed 2009-08-05
CIK 1104672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

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

At August 4, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 7,146,318.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	4
Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2009 and June 30, 2008 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2009 and June 30, 2008 and the period from inception	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	15
ITEM 4T. Controls and Procedures	15

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	16
ITEM 1A. Risk Factors	16
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
ITEM 3. Defaults upon Senior Securities	19
ITEM 4. Submission of Matters to a Vote of Securities Holders	19
ITEM 5. Other Information	19
ITEM 6. Exhibits	19
Signatures	20
Index to Exhibits	21

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

MONTANA MINING CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$24	74
Interest receivable	5,282	918
Note receivable	86,845	81,699
Total current assets	$92,151	82,691

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$13,207	4,440
Related party accounts payable	42,758	28,248
Related party interest payable	6,050	1,042
Current portion of related party notes payable	2,470	2,370
Total current liabilities	64,485	36,100

Related party notes payable, net of beneficial conversion feature	40,000	20,000

Total liabilities	104,485	56,100

Commitments

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 7,146,318 shares issued and outstanding	7,146	7,146
Additional paid-in capital	265,578	265,578
Deficit accumulated during the development stage	(285,058)	(246,133)

Total stockholders' equity (deficit)	(12,334)	26,591
Total liabilities and stockholders' equity (deficit)	$92,151	82,691

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cumulative
	2009	2008	2009	2008	Amounts
Revenue	$-	-	-	-	-

Operating expenses:
General and administrative costs	2,254	13,860	18,281	23,191	231,888
Impairment of franchise agreement	-	25,000	-	25,000	25,000

Loss from operations	(2,254)	(38,860)	(18,281)	(48,191)	(256,888)

Other income (expense):
Interest income	2,419	-	4,364	-	5,282
Interest expense	(12,518)	(1,844)	(25,008)	(3,177)	(33,452)

Loss before income taxes	(12,353)	(40,704)	(38,925)	(51,368)	(285,058)

Provision for income taxes	-	-	-	-	-

Net loss	$(12,353)	(40,704)	(38,925)	(51,368)	(285,058)

Loss per common share - basic and diluted	$-	(0.01)	(0.01)	(0.01)
Weighted average common shares -
basic and diluted	7,146,318	6,312,900	7,146,318	6,312,900

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,		Cumulative
	2009	2008	Amounts
Cash flows from operating activities:
Net loss	$(38,925)	(51,368)	(285,058)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Impairment of franchise agreement	-	25,000	25,000
Gain on foreign currency transaction	(5,146)	-	(4,770)
Amortization of beneficial conversion feature	20,000	-	20,000
(Increase) decrease in:
Interest receivable	(4,364)	-	(5,282)
Increase (decrease) in:
Accounts payable	8,767	4,904	13,207
Related party accounts payable	14,510	-	32,758
Related party interest payable	5,008	3,176	13,452
Net cash used in operating activities	(150)	(18,288)	(185,686)

Cash flows from investing activities:
Purchase of franchise agreement	-	(25,000)	(25,000)
Increase in note receivable	-	-	(82,075)
Net cash used in investing activities	-	(25,000)	(107,075)

Cash flows from financing activities:
Increase in related party notes payable	100	43,135	188,410
Decrease in stock subscription receivable	-	-	465
Issuance of common stock	-	-	103,910
Net cash provided by financing activities	100	43,135	292,785

Net increase (decrease) in cash	(50)	(153)	24

Cash, beginning of period	74	318	-

Cash, end of period	$24	165	24

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

Note 3 – Going Concern

As of June 30, 2009, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

Note 4 – Related Party Payables

Related party notes consist of the following:

	June 30	December 31
	2009	2008
	(Unaudited)	(Audited)
Note payable to a shareholder of the Company of $100,000, bearing interest at 10%, due December 31, 2010, net of beneficial conversion feature of $60,000. The note is convertible into shares at $0.05 at the holder’s option. Accrued interest at June 30, 2009 and December 31, 2008 was $5,973 and $1,014 respectively.	$40,000	20,000

Note payable to a company owned by an officer and shareholder of the Company. The note is non-interest bearing, due on demand, and unsecured	1,185	1,185

Note payable to a shareholder of the Company. The note includes interest at 10%, is due on demand, and is unsecured. Accrued interest at June 30, 2009 and December 31, 2008 was $77 and $28 respectively.	985	985

Note payable to an officer and shareholder of the Company. The note is non-interest bearing, due on demand, and unsecured.	300	200
	42,470	22,370
Less current portion	(2,470)	(2,370)

	40,000	20,000

Related party accounts payable consist of the following:

	June 30	December 31
	2009	2008
Payable to an officer and shareholder of the Company for consulting services. The payable is non-interest bearing, due on demand and unsecured.	$28,000	22,000

Payable to a company owned by an officer and shareholder of the Company. The payable is non-interest bearing, due on demand and unsecured.	14,748	6,248

	$42,758	28,248

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

Note 5 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 4, 2009

Effective July 22, 2009, the share exchange agreement with PWS was materially amended to extend the closing date to December 31, 2009 from September 30, 2009.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Information presented herein is based on the six month periods ended June 30, 2009 and the period since inception to June 30, 2009. Our fiscal year end is December 31.

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

The Company and PWS entered into a definitive share exchange agreement on November 20, 2008 that was subsequently amended on February 2, 2009, July 9 and July 22, 2009 on the following material terms and conditions:

•	a share exchange of eight million (8,000,000) Company shares for one hundred percent (100%) of the equity interests in PWS;

•	a Company loan of eighty one thousand six hundred and ninety nine dollars ($81,699) to PWS secured by the assets and proprietary technology associated with its business;

•	a closing date for the share exchange of on or before December 31, 2009;

•	a private placement of the Company’s common stock intended to provide no less than seven hundred and fifty thousand dollars ($750,000) in initial financing on or before the closing date and a best efforts basis commitment to raise an additional $750,000 in a private placement offering within ninety (90) days of closing;

•	a finder’s fee that consists of eight hundred thousand (800,000) shares of the Company’s common stock issued on closing;

•	a PWS nomination of one individual to join the Company’s BOD; and

•	employment agreements for key members of the PWS management team.

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

Results of Operations

During the six month period ended June 30, 2009, the Company (i) satisfied continuous public disclosure requirements, (ii) performed due diligence with respect to PWS, (iii) attempted to procure requisite financing and (iv) amended the share exchange agreement with PWS.

Net Loss

For the period from December 7, 1999, to June 30, 2009, the Company recorded a net loss of $285,058. Net losses for the six month periods ended June 30, 2009 were $38,925 as compared to $51,368 for the six months ended June 30, 2008. The decrease in the Company’s net losses over the comparative six month periods can be attributed to a decrease in general and administrative expenses and an increase in interest income offset by an increase in interest expense. The Company’s cumulative operating loss is mostly due to costs associated with a forfeited option agreement, the impaired LA Boxing franchise fee, interest expense and general and administrative expenses. General and administrative costs include accounting costs, consulting fees, mining exploration expenses, due diligence costs and the preparation of disclosure documentation.

We did not generate revenue during this period and expect to continue to incur losses.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999, to June 30, 2009.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

The Company had current and total assets of $92,151 as of June 30, 2009, consisting of cash of $24, a note receivable of $86,845 and interest thereon of $5,282. Net stockholders' deficit in the Company was $12,334 at June 30, 2009.

Cash flow used in operating activities was $185,686 for the period from December 7, 1999, to June 30, 2009. Cash flow used in operating activities for the six month period ended June 30, 2009 decreased to $150 as compared to $18,288 for the six month period ended June 30, 2008. The decrease in cash flows used in operating activities over the comparative six month periods can be attributed to increases in accounts payable and related party accounts payable. The Company’s cumulative cash flow used in operating activities was used on accounting, administration, consulting, exploration expenses and a franchise fee. We expect to continue to use cash flow in operating activities over the next twelve months.

Cash flow provided from financing activities was $292,785 for the period from December 7, 1999, to June 30, 2009. Cash flow provided by financing activities for the six months ended June, 2009 decreased to $100 as compared to $43,135 for the six months ended June 30, 2008. The decrease in cash flow provided from financing activities over the comparative six month periods can be attributed to ineffective financing activities in the current period. The Company’s cumulative financing activities have consisted of sales of the Company’s common stock as well as related and non-related party loans. We expect to continue to use cash flow provided by financing activities to maintain current operations and meet our financing commitments to PWS with private equity placements or additional shareholder loans.

Cash flow used in investing activities was $107,075 for the period from December 7, 1999, to June 30, 2009. Cash flow used in investing activities for the six months ended June 30, 2009 decreased to $0 as compared to $25,000 for the six months ended June 30, 2008. Cash flow used in investing activities over the cumulative period can be attributed to the franchise fee to LA Boxing of $25,000 and a loan to PWS in the amount of $82,075. We do expect to use cash flow in investing activities in connection with any future development or acquisition of a business opportunity.

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

The Company had no lines of credit or other bank financing arrangements as of June 30, 2009.

The Company had no commitments for future capital expenditures that were material at June 30, 2009 except those expenditures anticipated in connection with the prospective acquisition of PWS.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of June 30, 2009, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $246,133 as of December 31, 2008, which deficit increased to $285,058 as of June 30, 2009. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from PWS; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward-looking statements. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 Amendments to FASB Interpretation No. (46R). SFAS 167 is a revision of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that is most significantly impacts the entity’s economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 167 may have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- an Amendment to FASB Statement No. 140. SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 166 may have on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. The disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after the date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter beginning July 1, 2009. The Company does not believe that the implementation of SFAS No. 165 will have a material impact on its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $246,133 at December 31, 2008, which increased to $285,058 at June 30, 2009. During the initial six months of this year we recorded a net loss of $38,925. The Company has never realized revenue from operations. Our only expectation of future profitability is dependent on the future results of operations from PWS or the acquisition of a revenue producing business opportunity.

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

Since the Company’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

Effective July 22, 2009, the share exchange agreement with PWS was materially amended to extend the closing date to December 31, 2009 from September 30, 2009.

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

/s/ Ruairidh Campbell                              August 4, 2009

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

10(iv)*     Amendment to PWS Share Exchange Agreement dated July 9, 2009 (incorporated herein by reference from Exhibit 10 of the Company’s Form 8-K as filed with the Commission on July 14, 2009).

10(v)     Amendment to PWS Share Exchange Agreement dated July 22, 2009 (attached).

14*     Code of Ethics adopted April 14, 2004 (incorporated herein by reference from Exhibit No. 14 of the Company’s Form 10-KSB/A filed with the Commission on April 16, 2004).

21*     Subsidiaries of the Company (incorporated herein by reference from Exhibit No. 21 of the Company’s Form 10-K filed with the Commission on April 11, 2008).

31      Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32      Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

*     Incorporated by reference from previous filings of the Company.