Form 10-Q
period 2009-09-30
MONTANA MINING CORP
filed 2009-11-06
CIK 1104672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

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

At November 5, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 7,146,318.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	4
Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2009 and September 30, 2008 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September, 2009 and September 30, 2008 and the period from inception	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	14
ITEM 4T. Controls and Procedures	14

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	15
ITEM 1A. Risk Factors	15
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
ITEM 3. Defaults upon Senior Securities	18
ITEM 4. Submission of Matters to a Vote of Securities Holders	18
ITEM 5. Other Information	18
ITEM 6. Exhibits	18
Signatures	19
Index to Exhibits	20

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

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$116	74
Interest receivable	8,019	918
Note receivable	93,214	81,699
Total current assets	$101,349	82,691

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$15,622	4,440
Related party accounts payable	49,814	28,248
Related party interest payable	8,595	1,042
Current portion of related party notes payable	2,470	2,370
Total current liabilities	76,501	36,100

Related party notes payable, net of beneficial conversion feature	50,000	20,000

Total liabilities	126,501	56,100

Commitments

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 7,146,318 shares issued and outstanding	7,146	7,146
Additional paid-in capital	265,578	265,578
Deficit accumulated during the development stage	(297,876)	(246,133)
Total stockholders' equity (deficit)	(25,152)	26,591
Total liabilities and stockholders' equity (deficit)	$101,349	82,691

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Cumulative
	2009	2008	2009	2008	Amounts
Revenue	$-	-	-	-	-

Operating expenses:
General and administrative costs	3,010	9,206	21,291	32,397	234,898
Impairment of franchise agreement	-	-	-	25,000	25,000
Loss from operations	(3,010)	(9,206)	(21,291)	(57,397)	(259,898)

Other income (expense):
Interest income	2,737	-	7,101	-	8,019
Interest expense	(12,545)	(19)	(37,553)	(3,196)	(45,997)
Loss before income taxes	(12,818)	(9,225)	(51,743)	(60,593)	(297,876)

Provision for income taxes	-	-	-	-	-
Net loss	$(12,818)	(9,225)	(51,743)	(60,593)	(297,876)

Loss per common share - basic and diluted	$-	-	(0.01)	(0.01)

Weighted average common shares -
basic and diluted	7,146,318	6,439,724	7,146,318	6,335,483

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,		Cumulative
	2009	2008	Amounts
Cash flows from operating activities:
Net loss	$(51,743)	(60,593)	(297,876)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Impairment of franchise agreement	-	25,000	25,000
Gain on foreign currency transaction	(11,515)	-	(11,139)
Amortization of beneficial conversion feature	30,000	-	30,000
(Increase) decrease in:
Interest receivable	(7,101)	-	(8,019)
Increase (decrease) in:
Accounts payable	11,182	7,501	15,622
Related party accounts payable	21,566	17,969	39,814
Related party interest payable	7,553	3,196	15,997
Net cash used in operating activities	(58)	(6,927)	(185,594)

Cash flows from investing activities:
Purchase of franchise agreement	-	(25,000)	(25,000)
Increase in note receivable	-	-	(82,075)
Net cash used in investing activities	-	(25,000)	(107,075)

Cash flows from financing activities:
Increase in related party notes payable	100	31,970	188,410
Decrease in stock subscription receivable	-	-	465
Issuance of common stock	-	-	103,910
Net cash provided by financing activities	100	31,970	292,785

Net increase in cash	42	43	116

Cash, beginning of period	74	318	-

Cash, end of period	$116	361	116

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2009.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Going Concern

As of September 30, 2009, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Note 4 – Assignment Agreement

On August 26, 2009, the Company entered into an Assignment Agreement (“Assignment”) with Dobhai Ventures, Inc., (“Dobhai”), Produced Water Solutions, Inc. (“PWS”), and the shareholders of PWS that assigned the Company’s interest in a share exchange agreement with PWS to Dobhai for a two and one half percent (2½%) royalty on all net revenue realized by Dobhai or PWS from services that utilize PWS’ reverse osmosis and ultra-filtration technology for thirty six (36) months from the assignment up to $1,000,000 and a cash payment of $135,000 payable within ten days of Dobhai’s acquisition of PWS. This assignment is effective until November 11, 2009 and may be extended to provide Dobhai the time necessary to comply with the regulatory requirements of the Toronto Venture Exchange. As of September 30, 2009, Dobhai had not acquired PWS.

MONTANA MINING CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Note 5 – Related Party Payables

Related party notes consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Note payable to a shareholder of the Company of $100,000, bearing interest at 10%, due December 31, 2010, net of beneficial conversion feature of $50,000. The note is convertible into shares at $0.05 at the holder’s option. Accrued interest at September 30, 2009 and December 31, 2008 was $8,493 and $1,014 respectively.	$50,000	$20,000

Note payable to a Company owned by an officer and shareholder of the Company. The note is non-interest bearing, due on demand, and unsecured	1,185	1,185

Note payable to a shareholder of the Company. The note includes interest at 10%, is due on demand, and is unsecured. Accrued interest at September 30, 2009 and December 31, 2008 was $102 and $28 respectively.	985	985

Note payable to an officer and shareholder of the Company. The note is non-interest bearing, due on demand, and unsecured.	300	200
	52,470	22,370
Less current portion	(2,470)	(2,370)
	$50,000	$20,000

Related party accounts payable consist of the following:

	September 30,	December 31,
	2009	2008

Payable to an officer and shareholder of the Company for consulting services. The payable is non-interest bearing, due on demand and unsecured.	$31,000	$22,000

Payable to a company owned by an officer and shareholder of the Company. The payable is non-interest bearing, due on demand and unsecured.	18,814	6,248
	$49,814	$28,248

Note 6 – Subsequent Events

The Company evaluated subsequent events from the balance sheet date through November 5, 2009.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Information presented herein is based on the nine month periods ended September 30, 2009 and the period since inception to September 30, 2009. Our fiscal year end is December 31.

Discussion and Analysis

The Company’s plan of operation over the next twelve months is to identify and acquire a suitable business opportunity.

On August 26, 2009 the Company assigned its interest in a share exchange agreement dated November 20, 2008, as amended, with Produced Water Solutions, Inc. (“PWS”) to Dobhai Ventures, Inc. in exchange for a two and one half percent (2½%) royalty on all net revenue realized by Dobhai or PWS from PWS’ reverse osmosis and ultra-filtration technology for thirty six (36) months from the assignment up to $1,000,000 and a cash payment of $135,000 payable within ten days of Dobhai’s acquisition of PWS. The assignment is effective until November 11, 2009 and may be extended to provide Dobhai with the time necessary to comply with regulatory requirements connected to the Toronto Venture Exchange.

The Company will require a minimum of $50,000 in funding over the next 12 months to maintain current operations and seek out a suitable business opportunity.

Results of Operations

During the nine month period ended September 30, 2009, the Company (i) satisfied continuous public disclosure requirements, (ii) performed due diligence with respect to PWS, (iii) attempted to procure requisite financing and (iv) assigned the share exchange agreement with PWS to Dobhai.

Net Loss

For the period from December 7, 1999, to September 30, 2009, the Company recorded a net loss of $297,876. Net losses for the nine month periods ended September 30, 2009 were $51,743 as compared to $60,593 for the nine months ended September 30, 2008. The decrease in the Company’s net losses over the comparative nine month periods can be attributed to a decrease in general and administrative expenses. The Company’s cumulative operating loss is mostly due to costs associated with a forfeited option agreement, the impaired LA Boxing franchise fee, interest expenses and general and administrative expenses. General and administrative costs include accounting costs, consulting fees, mining exploration expenses, due diligence costs and the preparation of disclosure documentation.

We did not generate revenue during this period and expect to continue to incur losses.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999, to September 30, 2009.

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

The Company had current and total assets of $101,349 as of September 30, 2009, consisting of cash of $116, a note receivable of $93,214 and interest thereon of $8,019. Net stockholders' deficit in the Company was $25,152 at September 30, 2009.

Cash flow used in operating activities was $185,594 for the period from December 7, 1999, to September 30, 2009. Cash flow used in operating activities for the nine month period ended September 30, 2009 decreased to $58 as compared to $6,927 for the nine month period ended September 30, 2008. The decrease in cash flows used in operating activities over the comparative nine month periods can be attributed to increases in accounts payable and related party accounts payable. The Company’s cumulative cash flow used in operating activities was used on accounting, administration, consulting, exploration expenses and a franchise fee. We expect to continue to use cash flow in operating activities over the next twelve months.

Cash flow provided from financing activities was $292,785 for the period from December 7, 1999, to September 30, 2009. Cash flow provided by financing activities for the nine months ended September 30, 2009 decreased to $100 as compared to $31,970 for the nine months ended September 30, 2008. The decrease in cash flow provided from financing activities over the comparative nine month periods can be attributed to ineffective financing activities in the current period. The Company’s cumulative financing activities have consisted of sales of the Company’s common stock as well as related and non-related party loans. We expect to continue to use cash flow provided by financing activities to maintain current operations with private equity placements or shareholder loans.

Cash flow used in investing activities was $107,075 for the period from December 7, 1999, to September 30, 2009. Cash flow used in investing activities for the nine months ended September 30, 2009 decreased to $0 as compared to $25,000 for the nine months ended September 30, 2008. Cash flow used in investing activities over the cumulative period can be partially attributed to the franchise fee paid to LA Boxing and a loan to PWS. We do expect to use cash flow in investing activities in connection with any future development or acquisition of a business opportunity.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months. We will have to seek at least $50,000 in debt or equity financing over the next twelve months to fund our continued operations. The Company has no current commitments or arrangements with respect to, or immediate sources of this funding. Further, no assurances can be given that funding is available. The Company’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding will have a material adverse affect on its ability to search for alternative business opportunities and maintain operations.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of September 30, 2009.

The Company had no commitments for future capital expenditures that were material at September 30, 2009.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of September 30, 2009, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $246,133 as of December 31, 2008, which deficit increased to $297,876 as of September 30, 2009. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from its assignment of the PWS share exchange agreement and prospective business opportunities; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, formerly SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this update will have no material affect on the Company’s financial condition or results of operations.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $246,133 at December 31, 2008, which increased to $297,876 at September 30, 2009. During the initial nine months of this year we recorded a net loss of $51,743. The Company has never realized revenue from operations. Our only expectation of future profitability is dependent on revenues associated with the assignment of our share exchange agreement with PWS and the acquisition or development of a revenue producing business opportunity.

The Company’s limited financial resources cast severe doubt on our ability to pursue our business plan or to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the development or acquisition of a profitable business opportunity. We found it impossible to realize the financing needed for opening a LA Boxing franchise location or for financing our share exchange agreement with PWS. The Company’s inability to finance its operations sufficiently may prevent it from developing any business and may act as a deterrent in any future negotiations with potential acquisition candidates. Should the Company be unable to acquire or develop a profitable business opportunity in the near term, it will, in all likelihood, be forced to cease operations.

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

The Company requires immediate capital funding to meet working capital requirements which it may not be able to satisfy.

The Company requires immediate financing through equity offerings or debt placements to meet current working capital requirements. Despite the immediacy of necessary financing and ongoing efforts to secure financing, the Company has no commitment to raise any of the requisite capital, without which it will not be able to meet its current financial obligations.

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

/s/ Ruairidh Campbell                              November 5, 2009

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

10(v)*     Amendment to PWS Share Exchange Agreement dated July 22, 2009 (incorporated herein by reference from Exhibit 10 of the Company’s Form 10-Q as filed with the Commission on August 5, 2009).

10(vi)*     Assignment Agreement dated August 26, 2009 (incorporated herein by reference from Exhibit 10 of the Company’s Form 8-K as filed with the Commission on August 31, 2009).

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