Form 10-K
period 2009-12-31
MONTANA MINING CORP
filed 2010-04-13
CIK 1104672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      ___ to      .

Commission file number: 000-29321

MONTANA MINING CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0643635 (I.R.S. Employer Identification No.)

1403 East 900 South, Salt Lake City, Utah 84105

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (801) 582-9609

Securities registered under Section 12(b) of the Act: none.
Securities registered under Section 12(g) of the Act: common stock (title of class), $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (6,546,318 shares) was approximately $379,686 based on the average closing bid and asked prices ($0.058) for the common stock on April 13, 2010.

At April 13, 2010 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 7,146,318.

1

PART I

ITEM 1.     BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to Montana Mining Corp., its subsidiary, and its predecessor, unless context indicates otherwise.

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

The Company entered into a definitive share exchange agreement on November 20, 2008, as amended on February 2, 2009, to acquire Produced Water Solutions, Inc. (“PWS”). PWS is based in Sylvan Lake, Canada whose business is to provide oilfield produced water treatment systems to oil and gas producers in North America. PWS’ proprietary process converts high volumes of oil and gas produced water into potable water using a unit that can be easily moved from well to well. The process effectively reduces the traditional costs of disposing field water either down disposal wells or off site while simultaneously meeting the need to reuse and recycle water as an increasingly valuable resource.

The share exchange agreement, as amended is subject to the following material terms and conditions:

•	a share exchange of eight million (8,000,000) Company shares for one hundred percent (100%) of the equity interests in PWS;

•	a Company loan of eighty one thousand six hundred and ninety nine dollars ($81,699) to PWS secured by the assets and proprietary technology associated with its business;

•	a closing date for the share exchange of on or before June 30, 2010;

•	a private placement of the Company’s common stock intended to provide no less than seven hundred and fifty thousand dollars ($750,000) in initial financing on or before the closing date and a best efforts basis commitment to raise an additional $750,000 in a private placement offering within ninety (90) days of closing;

•	a finder’s fee that consists of eight hundred thousand (800,000) shares of the Company’s common stock issued on closing;

•	a PWS nomination of one individual to join the Company’s BOD; and

•	employment agreements for key members of the PWS management team.

On August 26, 2009, as amended on November 29, 2009 and March 31, 2010, the Company assigned its interest in the share exchange agreement to Dobhai Ventures, Inc. (“Dobhai”) in exchange for a two and one half percent (2½%) royalty on all net revenue realized by Dobhai or PWS from PWS’ reverse osmosis and ultra-filtration technology for thirty six (36) months from the date of the most recent amendment to the assignment up to $1,000,000 and a cash payment of $135,000 payable within ten days of Dobhai’s acquisition of PWS. The assignment is effective until June 30, 2010, and may be extended to provide Dobhai with the time necessary to comply with regulatory requirements connected to the Toronto Venture Exchange. Should Dobhai be unable to conclude its acquisition of PWS the Company intends to acquire PWS as a wholly owned subsidiary on the terms and conditions of the share exchange agreement.

Our office is located at 1403 East 900 South, Salt Lake City, Utah, 84105, and our telephone number is (801) 582-9609. Our registered agent is the UPS Store #1650, 3395 S. Jones Boulevard, Las Vegas, Nevada, 89146.

The Company currently trades on the Over the Counter Bulletin Board under the symbol “MMGC.”

The Company

The Company’s plan of operation over the next twelve months is to reengage in the process of considering business opportunities for merger or acquisition that might create value for its shareholders. Management would seek out opportunities that it considers to be of exceptional quality which policy may cause us to wait some time before consummating a suitable transaction.

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

Competition

Whatever business opportunity we pursue, we are almost certain to be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior business experience.

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

Governmental and Environmental Regulation

General

The Company cannot at this time anticipate the government regulations, if any, to which the Company may be subject following a merger or acquisition. However, we can be certain that the conduct of any business subject’s us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management would endeavor to ascertain the effects of such government regulation on a prospective business opportunity. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

The Company believes that it is currently in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, we believe that compliance with such applicable laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Climate Change Legislation and Greenhouse Gas Regulation

Many studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Although the United States is not participating in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Additionally, the United States Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. Finally, acts of Congress, particularly those such as the “American Clean Energy and Security Act of 2009” approved by the United States House of Representatives, as well as the decisions of lower courts, large numbers of states, and foreign governments could widely affect climate change regulation. Greenhouse gas legislation and regulation could have a material adverse effect on our business, financial condition, and results of operations.

Research and Development

During the years ended December 31, 2009 and 2008, the Company spent no amounts on research and development activities.

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

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $312,970 at December 31, 2009. The Company has never realized revenue from operations. Our only expectation of future profitability is dependent on revenues associated with the assignment of our share exchange agreement with PWS and the acquisition or development of a revenue producing business opportunity.

The Company’s limited financial resources cast severe doubt on our ability to pursue our business plan or to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the development or acquisition of a profitable business opportunity. We found it impossible to realize the financing needed for our share exchange agreement with PWS. The Company’s inability to finance its operations sufficiently may prevent it from developing any business and may act as a deterrent in any future negotiations with potential acquisition candidates. Should the Company be unable to acquire or develop a profitable business opportunity in the near term, it will, in all likelihood, be forced to cease operations.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

The Company currently maintains its offices at 1403 East 900 South, Salt Lake City, Utah, 84105. Ruairidh Campbell, our sole officer, director and a shareholder of the Company, owns this office space. The Company pays no rent for the use of this office. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3.     LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

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

Year	Quarter Ended	High	Low
2009	December 31	$0.06	$0.04
	September 30	$0.09	$0.06
	June 30	$0.15	$0.09
	March 31	$0.18	$0.04
2008	December 31	$0.25	$0.06
	September 30	$0.40	$0.07
	June 30	$0.45	$0.10
	March 31	$0.44	$0.14

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 13, 2010 there were 87 shareholders of record holding a total of 7,146,318 shares of fully paid and non-assessable common stock of the 500,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of April 13, 2010 there were no shareholders of record of the 5,000,000 shares of preferred stock, par value $0.001, authorized.

Warrants

As of April 13, 2010 the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of April 13, 2010 the Company had no outstanding stock options to purchase shares of our common stock.

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

Results of Operations

During the year ended December 31, 2009, the Company (i) satisfied continuous public disclosure requirements, (ii) performed due diligence with respect to PWS, (iii) attempted to procure requisite financing and (iv) assigned the share exchange agreement with PWS to Dobhai.

Net Loss

For the period from December 7, 1999, to December 31, 2009, the Company recorded a net loss of $312,970. Net losses for the twelve month period ended December 31, 2009 were $66,837 as compared to $73,831 for the twelve month period ended December 31, 2008. The decrease in the Company’s net losses over the comparative twelve month periods can be attributed to a decrease in general and administrative expenses. The Company’s cumulative operating loss is mostly due to costs associated with a forfeited option agreement, the impaired LA Boxing franchise fee, interest expenses and general and administrative expenses. General and administrative costs include accounting costs, consulting fees, mining exploration expenses, due diligence costs and the preparation of disclosure documentation.

We did not generate revenue during this period and expect to continue to incur losses.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999, to December 31, 2009.

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

The Company had current and total assets of $105,920 as of December 31, 2009, consisting of cash of $101, a note receivable of $95,227 and interest thereon of $10,592 due from PWS. Net stockholders' deficit in the Company was $40,246 at December 31, 2009.

Cash flow used in operating activities was $185,609 for the period from December 7, 1999, to Decmber 31, 2009. Cash flow used in operating activities for the twelve month period ended December 31, 2009 decreased to $73 as compared to $26,324 for the twelve month period ended December 31, 2008. The decrease in cash flows used in operating activities over the comparative twelve month periods can be attributed to increases in accounts payable and related party accounts payable. The Company’s cumulative cash flow used in operating activities was used on accounting, administration, consulting, exploration expenses and a franchise fee. We expect to continue to use cash flow in operating activities over the next twelve months.

Cash flow provided from financing activities was $292,785 for the period from December 7, 1999, to December 31, 2009. Cash flow provided by financing activities for the twelve months ended December 31, 2009 decreased to $100 as compared to $133,155 for the twelve months ended December 31, 2008. The decrease in cash flow provided from financing activities over the comparative nine month periods can be attributed to ineffective financing activities in the current period. The Company’s cumulative financing activities have consisted of sales of the Company’s common stock as well as related and non-related party loans. We expect to continue to use cash flow provided by financing activities to maintain current operations with private equity placements or shareholder loans.

Cash flow used in investing activities was $107,075 for the period from December 7, 1999, to December 31, 2009. Cash flow used in investing activities for the twelve months ended December 31, 2009 decreased to $0 as compared to $107,075 for the twelve months ended December 31, 2009. Cash flow used in investing activities over the cumulative period can be partially attributed to the franchise fee paid to LA Boxing and the loan to PWS. We do expect to use cash flow in investing activities in connection with any future development or acquisition of a business opportunity.

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

The Company had no lines of credit or other bank financing arrangements as of December 31, 2009.

The Company had no commitments for future capital expenditures that were material at December 31, 2009.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of December 31, 2009, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2009 and 2008, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.
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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $312,970 as of December 31, 2009. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from its assignment of the PWS share exchange agreement and prospective business opportunities; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Recent Accounting Pronouncements

Please see Note 11 to our financial statements for recent accounting pronouncements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements for the years ended December 31, 2009 and 2008 are attached hereto as F-1 through F-16.

MONTANA MINING CORP.

(A Development Stage Company)

December 31, 2009 and 2008

INDEX

                                                                                                                                                  Page

Report of Independent Registered Public Accounting Firm                                          F-2

Consolidated Balance Sheets                                                                                     F-3

Consolidated Statements of Operations                                                                      F-4

Consolidated Statement of Stockholders’ Equity (Deficit)                                            F-5

Consolidated Statements of Cash Flows                                                                     F-7

Notes to Consolidated Financial Statements                                                                F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Montana Mining Corp.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Montana Mining Corp. [a development stage company] as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception on December 7, 1999 through December 31, 2009. Montana Mining Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Montana Mining Corp. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception on December 7, 1999 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

April 13, 2010

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

ASSETS	2009	2008

Current assets:
Cash	$101	74
Interest receivable	10,592	918
Note receivable	95,227	81,699

Total current assets	$105,920	82,691

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$17,816	4,440
Related party accounts payable	54,739	28,248
Related party interest payable	11,141	1,042
Current portion of related party notes payable	62,470	2,370

Total current liabilities	146,166	36,100

Related party notes payable, net of beneficial conversion feature	-	20,000

Total liabilities	146,166	56,100

Commitments

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 7,146,318 shares issued and outstanding	7,146	7,146
Additional paid-in capital	265,578	265,578
Deficit accumulated during the development stage	(312,970)	(246,133)

Total stockholders' equity (deficit)	(40,246)	26,591

Total liabilities and stockholders' equity (deficit)	$105,920	82,691

The accompanying notes are an integral part of these financial statements.

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008 and Cumulative Amounts

			Cumulative
	2009	2008	Amounts

Revenue	$-	-	-

Operating expenses:
General and administrative costs	26,412	45,515	240,019
Impairment of franchise agreement	-	25,000	25,000

Loss from operations	(26,412)	(70,515)	(265,019)

Other income (expense):
Interest income	9,674	918	10,592
Interest expense	(50,099)	(4,234)	(58,543)

Loss before income taxes	(66,837)	(73,831)	(312,970)

Provision for income taxes	-	-	-

Net loss	$(66,837)	(73,831)	(312,970)

Loss per common share - basic and diluted	$(0.01)	(0.01)

Weighted average common shares -
basic and diluted	7,146,318	6,554,934

The accompanying notes are an integral part of these financial statements.

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
December 7, 1999 (Date of Inception) to December 31, 2009
						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at December 7, 1999 (date of inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock for:
Cash	-	-	114,500	115	795	-	910
Stock subscription receivable	-	-	93,000	93	372	-	465
Net loss	-	-	-	-	-	(910)	(910)

Balance at December 31, 1999	-	-	207,500	208	1,167	(910)	465

Issuance of common stock for services	-	-	1,001,400	1,001	4,006	-	5,007
Net loss	-	-	-	-	-	(10,131)	(10,131)

Balance at December 31, 2000	-	-	1,208,900	1,209	5,173	(11,041)	(4,659)

Issuance of common stock for cash	-	-	104,000	104	2,896	-	3,000
Net loss	-	-	-	-	-	(3,865)	(3,865)

Balance at December 31, 2001	-	-	1,312,900	1,313	8,069	(14,906)	(5,524)

Issuance of common stock for cash	-	-	5,000,000	5,000	95,000	-	100,000
Net loss	-	-	-	-	-	(21,911)	(21,911)

Balance at December 31, 2002	-	-	6,312,900	6,313	103,069	(36,817)	72,565

Net loss	-	-	-	-	-	(19,405)	(19,405)

Balance at December 31, 2003	-	-	6,312,900	6,313	103,069	(56,222)	53,160

Net loss	-	-	-	-	-	(37,044)	(37,044)

Balance at December 31, 2004	-	-	6,312,900	6,313	103,069	(93,266)	16,116

Balance at December 31, 2004	-	-	6,312,900	6,313	103,069	(93,266)	16,116

Net loss	-	-	-	-	-	(28,257)	(28,257)

Balance at December 31, 2005	-	-	6,312,900	6,313	103,069	(121,523)	(12,141)

Net loss	-	-	-	-	-	(24,265)	(24,265)

Balance at December 31, 2006	-	-	6,312,900	6,313	103,069	(145,788)	(36,406)

Net loss	-	-	-	-	-	(26,514)	(26,514)

Balance at December 31, 2007	-	-	6,312,900	6,313	103,069	(172,302)	(62,920)

Issuance of common stock for conversion of debt	-	-	833,418	833	82,509	-	83,342

Beneficial conversion feature	-	-	-	-	80,000	-	80,000

Net loss	-	-	-	-	-	(73,831)	(73,831)

Balance at December 31, 2008	-	-	7,146,318	7,146	265,578	(246,133)	26,591

Net loss	-	-	-	-	-	(66,837)	(66,837)

Balance at December 31, 2009	-	$-	7,146,318	$7,146	$265,578	$(312,970)	$(40,246)

The accompanying notes are an integral part of these financial statements.

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008 and Cumulative Amounts

			Cumulative
	2009	2008	Amounts
Cash flows from operating activities:
Net loss	$(66,837)	(73,831)	(312,970)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Impairment of franchise agreement	-	25,000	25,000
(Gain) loss on foreign currency transaction	(13,528)	376	(13,152)
Amortization of beneficial conversion feature	40,000	-	40,000
(Increase) decrease in:
Interest receivable	(9,674)	(918)	(10,592)
Increase (decrease) in:
Accounts payable	13,376	567	17,816
Related party accounts payable	26,491	18,248	44,739
Related party interest payable	10,099	4,234	18,543

Net cash (used) in operating activities	(73)	(26,324)	(185,609)

Cash flows from investing activities:
Purchase of franchise agreement	-	(25,000)	(25,000)
Increase in note receivable	-	(82,075)	(82,075)

Net cash (used) in investing activities	-	(107,075)	(107,075)

Cash flows from financing activities:
Increase in related party notes payable	100	133,155	188,410
Decrease in stock subscription receivable	-	-	465
Issuance of common stock	-	-	103,910

Net cash provided by financing activities	100	133,155	292,785

Net increase (decrease) in cash	27	(244)	101

Cash, beginning of period	74	318	-

Cash, end of period	$101	74	101

The accompanying notes are an integral part of these financial statements.

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements include the accounts of Montana Mining Corp. (“Montana”), which was organized under the laws of the State of Nevada on December 7, 1999 (date of inception), and Fitness USA, Inc. (“Fitness USA”), a wholly-owned subsidiary (collectively the “Company”). The Company is currently in the process of identifying a suitable business opportunity pursuant to acquisition or merger.

Principles of Consolidation

The consolidated financial statements include the accounts of Montana and Fitness USA. All significant intercompany balances and transactions have been eliminated.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740. This standard requires the Company to provide for deferred income taxes that arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company considers many factors when evaluating and estimating its tax positions and tax benefits. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the positions will be sustained upon examination. Reserves are established if it is believed certain positions may be challenged and potentially disallowed. If facts and circumstances change, reserves are adjusted through the provision for income taxes. The Company recognizes interest expense and penalties related to unrecognized tax benefits in the provision for income taxes.

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2009 and 2008.

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

Note 2 – Going Concern

As of December 31, 2009, the Company has negative working capital, a stockholders’ deficit, and has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional equity and debt financing to maintain operations while determining a suitable business opportunity. There can be no assurance that such funds will be available to the Company or that a suitable business opportunity will ultimately be successful.

Note 3 – Note Receivable

As of December 31, 2009, the Company has a promissory note receivable from Produced Water Solutions, Inc. in relation to a Share Exchange Agreement dated November 20, 2008, as amended (see note 9). The note is to be repaid in $100,000 Canadian dollars, bears interest at 10% per annum, is due on or before June 30, 2010, and is secured by all of the assets of Produced Water Solutions, Inc. The note had an outstanding balance at December 31, 2009 of $95,227 which reflects the foreign currency exchange rate difference between U.S. dollars and Canadian dollars. At December 31, 2009, accrued interest receivable amounted to $10,592. The promissory note is expected to be assigned to Dobhai Ventures, Inc. upon the finalization of terms set forth in an Assignment Agreement with Dohbai Ventures, Inc. (see Note 9).

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 4 – Related Party Payables

Related party notes payable consist of the following:

	2009	2008
Note payable to a shareholder of the Company for $100,000, bearing interest at 10%, due December 31, 2010, net of a beneficial conversion feature of $40,000 at December 31, 2009. The note is convertible into shares at $0.05 at the holder's option. Accrued interest at December 31, 2009 and 2008 was $11,014 and $1,014, respectively.	$60,000	20,000

Note payable to a company owned by an officer and shareholder of the Company. The note is non-interest bearing, due on demand, and unsecured.	1,185	1,185

Note payable to a shareholder of the Company. The note includes interest at 10%, is due on demand, and unsecured. Accrued interest at December 31, 2009 and 2008 was $127 and $28, respectively.	985	985

Note payable to an officer and shareholder of the Company. The note is non-interest bearing, due on demand, and unsecured.	300	200

	62,470	22,370
Less current portion	(62,470)	(2,370)

	$-	20,000

Related party accounts payable consists of the following:

	2009	2008
Payable to an officer and shareholder of the Company for consulting services. The payable is non-interest bearing, due on demand, and unsecured.	$34,000	22,000

Payable to a company owned by an officer and shareholder of the company. The payable is non-interest bearing, due on demand, and unsecured.	20,739	6,248

	$54,739	28,248

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 5 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	Years Ended
	December 31,		Cumulative
	2009	2008	Amounts

Income tax benefit at statutory rate	$(15,000)	(13,000)	(47,000)
Change in valuation allowance	15,000	13,000	47,000

	$-	-	-

Deferred tax assets are as follows at December 31:

	2009	2008

Start up costs	$35,000	39,000
Valuation allowance	(35,000)	(39,000)

	$-	-

The Company has federal income tax net operating loss carryforwards of approximately $179,000, which begin to expire in 2019. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 6 – Supplemental Cash Flow Information

No amounts have been paid for interest during the years ended December 31, 2009 and 2008.

No amounts have been paid for income taxes since inception.

During the year ended December 31, 2008 the Company:

•	Issued 833,418 shares of common stock in exchange for a reduction of related party payables of $75,940 and a reduction of related party interest payable of $7,402.

•	Recorded a beneficial conversion feature and increased additional paid-in capital by $80,000 related to a convertible note payable (see Note 4).

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Note 9 – Share Exchange Agreement and Change of Control

On November 20, 2008, the Company signed a Share Exchange Agreement (the Agreement) with Produced Water Solutions, Inc. (PWS) and the shareholders of PWS to acquire PWS as a wholly-owned subsidiary on or before July 17, 2009. Pursuant to the Agreement the Company was to acquire all of the issued and outstanding shares of PWS in exchange for 8,000,000 shares of common stock of the Company to be distributed pro rata to the shareholders of PWS. At the inception of the agreement and as an inducement to enter into the Agreement, the Company loaned PWS $100,000 Canadian dollars, in the form of a promissory note (see Note 3).

On August 26, 2009, the Company entered into an Assignment Agreement (the Assignment) with Dobhai Ventures, Inc., (Dobhai), Produced Water Solutions, Inc. (PWS), and the shareholders of PWS in order to assign the Company’s interest in the share exchange agreement with PWS to Dobhai for $1.00. The Assignment also provides that, if Dobhai acquires PWS, the Company will receive a two and one half percent (2½%) royalty on all net revenue realized by Dobhai or PWS from services that utilize PWS’ reverse osmosis and ultra-filtration technology for thirty six (36) months from the date of the transaction up to a maximum royalty payment of $1,000,000 and a cash payment of $135,000 payable by Dobhai to the Company within ten days of Dobhai’s acquisition of PWS. This assignment will remain effective until March 31, 2010. As of December 31, 2009, Dobhai had not yet acquired PWS.

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 10 – Subsequent Events

The Company evaluated its December 31, 2009 financial statements for subsequent events through the date the financial statements were issued. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On March 31, 2010 the terms of the Agreement between the Company, PWS and its shareholders was amended to extend the closing deadline from March 31, 2010 to June 30, 2010.

On March 31, 2010 the terms of the Assignment between the Company, Dobhai, PWS and its shareholders was amended to extend the closing deadline from March 31, 2010 to June 30, 2010.

Note 11 – Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopts FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01 (ASU 2010-01), Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260, and is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below.)

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 11 – Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14 (ASU 2009-14), Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13 (ASU 2009-13), Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12 (ASU 2009-12), Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations, or cash flows of the Company.

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 11 – Recent Accounting Pronouncements (continued)

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1 clarify the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that begin on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009, are within the scope. EITF 09-1 is effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this update will have no material affect on the Company’s financial condition, results of operations, or cash flows.

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 11 – Recent Accounting Pronouncements (continued)

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition, results of operations, or cash flows.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES (ITEM 9A (T))

Management's Annual Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.           OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Position(s) and Office(s)
Ruairidh Campbell	46	chief executive officer, chief financial officer and director

Ruairidh Campbell was appointed as officer and director of the Company on December 10, 1999. He estimates that he spends approximately 10 percent of his time, approximately 5 hours per week, on the Company’s business. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until an annual meeting of the Company’s shareholders and his successor is elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement.

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris Doctorate.

Over the past five years he has been an officer and director of two other public companies: Allied Resources Inc., an oil and gas production company from June 1998 to present (chief executive officer, chief financial officer, director) and Star Energy Corporation, an oil and gas production company from December 1999 to October 2006 (chief financial officer and director).

Term of Office

The Company’s directors are appointed for a one (1) year term to hold office until the next annual shareholders meeting or until removed from office in accordance with the Company’s bylaws. The Company’s executive officers are appointed by the board of directors and hold office until removed by the board.

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

•	Ruairidh Campbell failed to timely file a Form 3, 4 and 5 despite being an officer and director .

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

Director Compensation

Our director receives no compensation for his service as director. We do not anticipate adopting a provision for compensating directors in the foreseeable future.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to incentivize our chief executive officer for services rendered. The compensation program includes a consulting fee. We utilize this form of compensation because we feel that this compensatory element is adequate to retain and motivate our executive officer. The amounts we have deemed appropriate to compensate our executive officer were determined in accordance with compensatory packages for other development stage companies though we have no specific formula to determine compensation. While we have deemed that our current compensatory program is appropriately suited for accomplishing our current objectives, in the future we may expand our compensation program to include additional benefits as the Company realizes those objectives.

Executive compensation for the periods ended December 31, 2009, and December 31, 2008 to our chief executive officer were $26,491 and $27,822 respectively. Compensation disclosure includes a consulting fee of $12,000 per annum, and amounts paid or accrued to a related company for services rendered. The decrease in executive compensation in the current annual period over the prior annual period can be attributed to a decrease in those amounts accrued to the related company over the current period. The consulting fees over the comparative periods were accrued and not paid due to financial constraints. Executive compensation is expected to expand in future periods to include salaries, stock awards and stock options in the event the Company proceeds with a business opportunity.

Table

The following table provides summary information for 2009 and 2008 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ruairidh Campbell CEO, CFO, PAO, and director	2009 2008	12,000* 12,000*	- -	- -	- -	- -	- -	14,491** 15,822**	26,491** 27,822**

* Amount accrued over the annual periods.
**Amounts paid or accrued to a related company for consulting services rendered.

The Company has no option or stock award plans.

The Company has no consulting agreement with its executive officer.

The Company has no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

The Company has no agreement that provides for payment to our executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in our executive officer's responsibilities following a change in control.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of April 13, 2010, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except the following consulting agreement, rendition of consulting services:

•

Ruairidh Campbell, sole executive officer and director has entered into a consulting arrangement on a month to month basis that provides for a monthly fee of $1,000. The entire fee for 2009 was accrued and unpaid.

•

Ruairidh Campbell, sole executive officer and director has caused the Company to enter into a consulting arrangement with a related company for services rendered in connection with the preparation of documentation that is invoiced as completed. The Company paid the related company a total of $0 in 2009.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Pritchett, Siler & Hardy, P.C. (“Pritchett”) provided audit services to the Company in connection with its annual report and review of quarterly filings during the fiscal years ended December 31, 2009 and 2008. The aggregate fees billed by Pritchett for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements were $8,998 and $7,785, respectively.

Audit Related Fees

Pritchett billed to the Company no fees in 2009 and 2008 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Pritchett billed to the Company no fees in 2009 and 2008 for professional services rendered in connection with the preparation of the Company’s tax returns.

All Other Fees

Pritchett billed to the Company no fees in 2009 and 2008 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Pritchett as detailed above, were pre-approved by the Company’s board of directors. Pritchett performed all work only with their permanent full-time employees.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-16, and are included as part of this Form 10-K:

Consolidated financial Statements of the Company for the years ended December 31, 2009 and 2008:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations
Statement of Stockholders’ Equity (Deficit)
Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 23 of this Form 10-K, and are incorporated herein by this reference.

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

Montana Mining Corp.	Date
/s/ Ruairidh Campbell By: Ruairidh Campbell Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Ruairidh Campbell Ruairidh Campbell Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 13, 2010

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

10(vii)     Extension to Assignment Agreement dated November 29, 2009 (attached).

10(viii)     Amendment to PWS Share Exchange Agreement dated December 10, 2009 (attached).

10(ix)     Amendment to PWS Share Exchange Agreement dated March 31, 2010 (attached).

10(x)     Extension to Assignment Agreement dated March 31, 2010 (attached).

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