Form 10-Q
period 2010-03-31
MONTANA MINING CORP
filed 2010-05-11
CIK 1104672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at May 7, 2010 was 7,146,318.

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

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$86	101
Interest receivable	13,383	10,592
Note receivable	98,480	95,227

Total current assets	$111,949	105,920

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$14,524	17,816
Related party accounts payable	58,083	54,739
Related party interest payable	13,984	11,141
Related party notes payable,
net of beneficial conversion feature	77,470	62,470

Total current liabilities	164,061	146,166

Commitments

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 7,146,318 shares issued and outstanding	7,146	7,146
Additional paid-in capital	265,578	265,578
Deficit accumulated during the development stage	(324,836)	(312,970)

Total stockholders' deficit	(52,112)	(40,246)

Total liabilities and stockholders' deficit	$111,949	105,920

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,		Cumulative
	2010	2009	Amounts

Revenue	$-	-	-

Operating expenses:
General and administrative costs	1,813	16,027	241,832
Impairment of franchise agreement	-	-	25,000

Loss from operations	(1,813)	(16,027)	(266,832)

Other income (expense):
Interest income	2,790	1,945	13,382
Interest expense	(12,843)	(12,490)	(71,386)

Loss before income taxes	(11,866)	(26,572)	(324,836)

Provision for income taxes	-	-	-

Net loss	$(11,866)	(26,572)	(324,836)

Loss per common share - basic and diluted	$-	-

Weighted average common shares -
basic and diluted	7,146,318	6,312,900

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,		Cumulative
	2010	2009	Amounts
Cash flows from operating activities:
Net loss	$(11,866)	(26,572)	(324,836)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Impairment of franchise agreement	-	-	25,000
Loss on foreign currency transaction	(3,253)	1,939	(16,405)
Amortization of beneficial conversion feature	10,000	10,000	50,000
(Increase) decrease in:
Interest receivable	(2,791)	(1,945)	(13,383)
Increase (decrease) in:
Accounts payable	(3,292)	5,272	14,524
Related party accounts payable	3,344	8,691	48,083
Related party interest payable	2,843	2,490	21,386
Net cash used in operating activities	(5,015)	(125)	(190,624)

Cash flows from investing activities:
Purchase of franchise agreement	-	-	(25,000)
Increase in note receivable	-	-	(82,075)
Net cash used in investing activities	-	-	(107,075)

Cash flows from financing activities:
Increase in related party notes payable	5,000	100	193,410
Decrease in stock subscription receivable	-	-	465
Issuance of common stock	-	-	103,910
Net cash provided by financing activities	5,000	100	297,785

Net increase (decrease) in cash	(15)	(25)	86

Cash, beginning of period	101	74	-

Cash, end of period	$86	49	86

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2010.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Going Concern

As of March 31, 2010, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional equity and debt financing to maintain operations while determining a suitable business opportunity. There can be no assurance that such funds will be available to the Company or that a suitable business opportunity will ultimately be successful.

MONTANA MINING CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 4 – Related Party Payables

	March 31,	December 31,
Related party notes payable consist of the following:	2010	2009
	(Unaudited)	(Audited)
Note payable to a shareholder of the Company for $100,000, bearing interest at 10%, due December 31, 2010, net of a beneficial conversion feature of $30,000. The note is convertible into shares at $0.05 at the holder's option. Accrued interest at March 31, 2010 and Dece mber 31, 2009 was $13,827 and $11,014 respectively.	$70,000	60,000

Note payable to a company owned by an officer and shareholder of the Company. The note is non-interest bearing, due on demand, and unsecured.	6,185	1,185

Note payable to a shareholder of the Company. The note includes interest at 10%, is due on demand, and unsecured. Accrued interest at March 31, 2010 and December 31, 2009 was $157 and $127, respectively.	985	985

Note payable to an officer and shareholder of the Company. The note is non-interest bearing, due on demand, and unsecured.	300	300

	77,470	62,470
Less current portion	(77,470)	(62,470)
	$-	-

Related party accounts payable consist of the following:

Payable to an officer and shareholder of the Company for consulting services. The payable is non-interest bearing, due on demand, and unsecured.	$37,000	34,000

Payable to a company owned by an officer and shareholder of the company. The payable is non-interest bearing, due on demand, and unsecured.	21,083	20,739

	$58,083	54,739

MONTANA MINING CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 5 – Share Exchange Agreement and Change of Control

On November 20, 2008, the Company signed a Share Exchange Agreement (the Agreement) with Produced Water Solutions, Inc. (PWS) and the shareholders of PWS to acquire PWS as a wholly-owned subsidiary on or before July 17, 2009. Pursuant to the Agreement the Company was to acquire all of the issued and outstanding shares of PWS in exchange for 8,000,000 shares of common stock of the Company to be distributed pro rata to the shareholders of PWS. At the inception of the agreement and as an inducement to enter into the Agreement, the Company loaned PWS $100,000 Canadian dollars, in the form of a promissory note.

On August 26, 2009, the Company entered into an Assignment Agreement (the Assignment) with Dobhai Ventures, Inc., (Dobhai), Produced Water Solutions, Inc. (PWS), and the shareholders of PWS in order to assign the Company’s interest in the share exchange agreement with PWS to Dobhai for $1.00. The Assignment also provides that, if Dobhai acquires PWS, the Company will receive a two and one half percent (2½%) royalty on all net revenue realized by Dobhai or PWS from services that utilize PWS’ reverse osmosis and ultra-filtration technology for thirty six (36) months from the date of the transaction up to a maximum royalty payment of $1,000,000 and a cash payment of $135,000 payable by Dobhai to the Company within ten days of Dobhai’s acquisition of PWS. This assignment agreement has been extended and will remain effective until June 30, 2010. As of the date the financial statements were issued, Dobhai had not yet acquired PWS.

Note 6 – Subsequent Events

The Company evaluated its March 31, 2010 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 7 – Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

MONTANA MINING CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 7 – Recent Accounting Pronouncements (continued)

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on our financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our financial position and results of operations.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Information presented herein is based on the three month periods ended March 31, 2010 and the period since inception to March 31, 2010. Our fiscal year end is December 31.

Discussion and Analysis

The Company’s plan of operation over the next twelve months is to identify and acquire a suitable business opportunity.

On August 26, 2009 the Company assigned its interest in a share exchange agreement dated November 20, 2008, as amended, with Produced Water Solutions, Inc. (“PWS”) to Dobhai Ventures, Inc. in exchange for a two and one half percent (2½%) royalty on all net revenue realized by Dobhai or PWS from PWS’ reverse osmosis and ultra-filtration technology for thirty six (36) months from the assignment up to $1,000,000 and a cash payment of $135,000 payable within ten days of Dobhai’s acquisition of PWS. The assignment is effective until June 30, 2010 and may be extended to provide Dobhai with the time necessary to comply with regulatory requirements connected to the Toronto Venture Exchange.

The Company will require a minimum of $50,000 in funding over the next 12 months to maintain current operations and seek out a suitable business opportunity.

Results of Operations

During the three month period ended March 31, 2010, the Company (i) satisfied continuous public disclosure requirements, (ii) extended the term of the assignment to Dobhai of the share exchange agreement with PWS, and (iii) sought out alternative business opportunities.

Net Loss

For the period from December 7, 1999, to March 31, 2010, the Company recorded a net loss of $324,836. Net losses for the three month period ended March 31, 2010 were $11,866 as compared to $26,572 for the three month period ended March 31, 2009. The decrease in the Company’s net losses over the comparative three month periods can be attributed to a decrease in general and administrative expenses. The Company’s cumulative operating loss is mostly due to costs associated with a forfeited option agreement, the impaired LA Boxing franchise fee, interest expense and general and administrative expenses. General and administrative costs include accounting costs, consulting fees, mining exploration expenses, due diligence costs and the preparation of disclosure documentation.

We did not generate revenue during this period and expect to continue to incur losses.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999, to March 31, 2010.

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

The Company had current and total assets of $111,949 as of March 31, 2010, consisting of cash of $86, a note receivable of $98,480 and interest thereon of $13,383. The Company had current and total liabilities of $164,061 as of March 31, 2010, consisting of $14,524 in accounts payable, $58,083 in related party payables, $13,984 in related party interest payable and $77,470 in related party notes payable net of beneficial conversion feature. Net stockholders' deficit in the Company was $52,112 at March 31, 2010.

Cash flow used in operating activities was $190,624 for the period from December 7, 1999, to March 31, 2010. Cash flow used in operating activities for the three month period ended March 31, 2010 increased to $5,015 as compared to $125 for the three month period ended March 31, 2009. The increase in cash flows used in operating activities over the comparative three month periods can be attributed primarily to a decrease in accounts payable. The Company’s cumulative cash flow used in operating activities was used on accounting, administration, consulting, exploration expenses and a franchise fee. We expect to continue to use cash flow in operating activities over the next twelve months.

Cash flow provided from financing activities was $297,785 for the period from December 7, 1999, to March 31, 2010. Cash flow provided by financing activities for the three months ended March 31, 2010 was $5,000 as compared to $100 for the three months ended March 31, 2009. The increase in cash flow provided from financing activities over the comparative three month periods can be attributed to a related party loan. The Company’s cumulative financing activities have consisted of sales of the Company’s common stock as well as related and non-related party loans. We expect to continue to use cash flow provided by financing activities to maintain current operations with private equity placements or shareholder loans.

Cash flow used in investing activities was $107,075 for the period from December 7, 1999, to March 31, 2010. Cash flow used in investing activities for the three month periods ended March 31, 2010 and March 31, 2009 was $0. We do expect to use cash flow in investing activities in connection with any future development or acquisition of a business opportunity.

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

The Company had no lines of credit or other bank financing arrangements as of March 31, 2010.

The Company had no commitments for future capital expenditures that were material at March 31, 2010.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of March 31, 2010, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $312,970 as of December 31, 2009, which deficit increased to $324,836 as of March 31, 2010. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from its assignment of the PWS share exchange agreement; (iii) prospective business opportunities; (iv) obtaining loans from shareholders; and (iv) converting outstanding debt to equity. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Recent Accounting Pronouncements

Please see Note 7 to our consolidated financial statements for recent accounting pronouncements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $312,970 at December 31, 2009, which increased to $324,836 at March 31, 2010. During the initial three months of this year we recorded a net loss of $11,866. The Company has never realized revenue from operations. Our only expectation of future profitability is dependent on revenues associated with the assignment of our share exchange agreement with PWS and the acquisition or development of a revenue producing business opportunity.

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

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

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

/s/ Ruairidh Campbell                              May 10, 2010

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

10(vii)     Extension to Assignment Agreement dated November 29, 2009 (incorporated herein by reference from Exhibit 10 of the Company’s Form 10-K as filed with the Commission on April 13, 2010).

10(viii)     Amendment to PWS Share Exchange Agreement dated December 10, 2009 (incorporated herein by reference from Exhibit 10 of the Company’s Form 10-K as filed with the Commission on April 13, 2010).

10(ix)     Amendment to PWS Share Exchange Agreement dated March 31, 2010 (incorporated herein by reference from Exhibit 10 of the Company’s Form 10-K as filed with the Commission on April 13, 2010).

10(x)     Extension to Assignment Agreement dated March 31, 2010 (incorporated herein by reference from Exhibit 10 of the Company’s Form 10-K as filed with the Commission on April 13, 2010).

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