Form 10-Q
period 2010-06-30
MONTANA MINING CORP
filed 2010-08-11
CIK 1104672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

þ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010.

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesþ Noo

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yeso Noþ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filero Accelerated filero Non-accelerated filero Smaller reporting companyþ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yesþ Noo

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at August 11, 2010 was 21,498,703.

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

MONTANA MINING CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$717,529	101
Interest receivable	15,926	10,592
Note receivable	95,420	95,227

Total current assets	$828,875	105,920

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$20,692	17,816
Related party accounts payable	68,096	54,739
Related party interest payable	16,754	11,141
Related party notes payable,
net of beneficial conversion feature	90,470	62,470

Total current liabilities	196,012	146,166

Commitments

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 21,498,703 and 7,146,318 shares
issued and outstanding respectively	21,499	7,146
Additional paid-in capital	968,244	265,578
Deficit accumulated during the development stage	(356,880)	(312,970)

Total stockholders' equity (deficit)	632,863	(40,246)

Total liabilities and stockholders' equity (deficit)	$828,875	105,920

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cumulative
	2010	2009	2010	2009	Amounts
Revenue		$-	-	-	-

Operating expenses:
General and administrative costs	21,833	2,254	23,646	18,281	263,665
Impairment of franchise agreement	-	-	-	-	25,000
Loss from operations	(21,833)	(2,254)	(23,646)	(18,281)	(288,665)

Other income (expense):
Interest income	2,559	2,419	5,349	4,364	15,941
Interest expense	(12,770)	(12,518)	(25,613)	(25,008)	(84,156)
Loss before income taxes	(32,044)	(12,353)	(43,910)	(38,925)	(356,880)

Provision for income taxes	-	-	-	-	-

Net loss	$(32,044)	(12,353)	(43,910)	(38,925)	(356,880)

Loss per common share - basic and diluted	$-	-	(0.01)	(0.01)

Weighted average common shares -
basic and diluted	7,304,037	7,146,318	7,225,613	7,146,318

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,		Cumulative
	2010	2009	Amounts
Cash flows from operating activities:
Net loss	$(43,910)	(38,925)	(356,880)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Impairment of franchise agreement	-	-	25,000
Gain on foreign currency transaction	(193)	(5,146)	(13,345)
Amortization of beneficial conversion feature	20,000	20,000	60,000
(Increase) decrease in:
Interest receivable	(5,334)	(4,364)	(15,926)
Increase (decrease) in:
Accounts payable	2,876	8,767	20,692
Related party accounts payable	13,357	14,510	58,096
Related party interest payable	5,613	5,008	24,156
Net cash used in operating activities	(7,591)	(150)	(193,200)

Cash flows from investing activities:
Purchase of franchise agreement	-	-	(25,000)
Increase in note receivable	-	-	(82,075)
Net cash used in investing activities	-	-	(107,075)

Cash flows from financing activities:
Increase in related party notes payable	8,000	100	196,410
Decrease in stock subscription receivable	-	-	465
Stock offering costs	(600)	-	(600)
Issuance of common stock	717,619	-	821,529
Net cash provided by financing activities	725,019	100	1,017,804
Net increase (decrease) in cash	717,428	(50)	717,529

Cash, beginning of period	101	74	-
Cash, end of period	$717,529	24	717,529

The accompanying notes are an integral part of these financial statements

     MONTANA MINING CORP. (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Note 3 – Going Concern

As of June 30, 2010, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional equity or debt financing while developing a suitable business opportunity. There can be no assurance that funds will be available to the Company or that efforts to develop a suitable business opportunity will ultimately be successful.

Note 4 – Sales of Common Stock and Change of Control

On June 30, 2010 an individual purchased 10,534,527 shares of the Company’s common stock or 49% of our outstanding common stock in exchange for $526,726 in connection with the Company’s intention to acquire JBP SA from Park Capital, Inc., a minimum private placement of equity being a condition of the intended acquisition. The same subscriber’s equity interest in our common stock constitutes a change in control of the Company.

On June 30, 2010 an individual purchased 3,817,858 shares of the Company’s common stock or 18% of our outstanding common stock in exchange for $190,893.

MONTANA MINING CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Note 5 – Related Party Payables

Related party notes payable consist of the following:

	June 30,	December 31,
	2010	2010
	(Unaudited)	(Audited)
Note payable to a shareholder of the Company for $100,000,
bearing 10% at interest, due December 31, 2010, net of a
beneficial conversion feature of $20,000. The note is convertible into shares at $0.05 at the holder’s option. Accrued interest at
June 30, 2010 and December 31, 2009 was $16,570 and $11,014
respectively	$80,000	60,000

Note payable to a company owned by an officer and shareholder of the Company. The note is non-interest bearing, due on
demand and unsecured.	9,185	1,185

Note payable to a shareholder of the Company. The note
includes interest of 10%, is due on demand and unsecured.
Accrued interest at June 30, 2010 and December 31, 2009 was
$184 and $127, respectively.	985	985

Note payable to an officer and shareholder of the Company. The
note is non-interest bearing, due on demand and unsecured.	300	300

	90,470	62,470
Less current portion	(90,470)	(62,470)

	$-	-

Related party accounts payable consist of the following:

	June 30,	December 31,
	2010	2010
	(Unaudited)	(Audited)
Payable to an officer and shareholder of the Company for
consulting services. The payable is non-interest bearing, due on
demand and unsecured.	$40,000	34,000

Payable to a company owned by an officer and shareholder of
the Company. The payable is non-interest bearing, due on
demand and unsecured.	28,096	20,739

	$68,096	54,739

     MONTANA MINING CORP. (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note 6 – Share Exchange Agreement and Assignment Agreement

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

On August 26, 2009, the Company entered into an Assignment Agreement (the Assignment) with Dobhai Ventures, Inc., (Dobhai), Produced Water Solutions, Inc. (PWS), and the shareholders of PWS in order to assign the Company’s interest in the Agreement with PWS to Dobhai for $1.00. The Assignment also provided that, if Dobhai acquired PWS, that the Company would receive a two and one half percent (2½%) royalty on all net revenue realized by Dobhai or PWS from services that utilize PWS’ reverse osmosis and ultra-filtration technology for thirty six (36) months from the date of the transaction up to a maximum royalty payment of $1,000,000 and a cash payment of $135,000 payable by Dobhai to the Company within ten days of Dobhai’s acquisition of PWS. The assignment agreement was extended until June 30, 2010. Dobhai acquired PWS on June 30, 2010. The cash payment to the Company was made subsequent to June 30, 2010 (see Note 6).

Note 7 – Subsequent Events

The Company evaluated its June 30, 2010 financial statements for subsequent events through the date the financial statements were issued. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In July 2010, the Company received a cash payment of $135,000 from Dobhai in accordance with the assignment agreement between the Company and Dobhai dated August 26, 2009 (see Note 5).

In July 2010, the Company issued a letter of intent (LOI) to acquire all of the issued and outstanding stock of JBP SA. Under the terms of the LOI, the Company intends to issue 15,282,120 shares of stock and 6,824,300 share purchase warrants to purchase shares of the Company’s common stock for a period of ten (10) years from the date of issuance at an exercise price of one-half cent ($0.005) per share in exchange for one-hundred percent of the shares of JBP SA.

In July 2010, the Company loaned $15,000 to JBP SA according to the terms and conditions of a secured promissory note.

     MONTANA MINING CORP. (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note 8 – Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

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

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows upon adoption.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Information presented herein is based on the six month periods ended June 30, 2010 and the period since inception to June 30, 2010. Our fiscal year end is December 31.

Discussion and Analysis

Our plan of operation over the next twelve months is to design, construct and operate a premiere destination resort to be known as ParkVida that will be focused on mountain biking of all disciplines (i.e. downhill, cross-country, free ride, dirt jump, trials/street, and cyclocross). Nestled between lush mountains, running along green valleys, and encompassing alpine forests in the heart of the Dominican Republic, the 700-acre resort will offer mountain biking aficionados and adventurers an unparalleled biking experience that includes gorgeous vistas, handcrafted single-track trails, berms, tabletops, hipturns, ladderdrops, beautiful transitions, feature and skills parks, and dirt jumps. After a challenging day of biking, visitors will be able relax in an exclusive, “six-star” resort that retains its rural flavor far off the beaten path.

On June 7, 2010 we signed a letter of intent, as amended, to acquire the property held by JBP SA from Park Capital Management, Inc. in exchange for 15,282,120 common shares and 6,824,300 purchase warrants exercisable for a period of ten years at $0.005. The transaction is conditioned on the realization of certain milestones on or before closing the transaction, including our ability to fund no less than $717,619 (CDN$750,000) at $0.05 per share. We completed a private placement of $717,619 (CDN$750,000) on June 30, 2010 in anticipation of closing the acquisition and are now in the process of finalizing a definitive acquisition agreement. Proceeds of the private placement are to be used primarily in the initial development of the acreage into a resort.

.

On June 30, 2010 Dobhai Ventures, Inc. (“Dobhai”) announced that it had acquired Produced Water Solutions, Inc. (“PWS”) as a result of the Company’s assignment of its interest in a share exchange agreement. The Dobhai acquisition of PWS entitles the Company to a two and one half percent (2½%) royalty on all net revenue realized by Dobhai from PWS’ reverse osmosis and ultra-filtration technology for a period of thirty six (36) months from the date of an amended assignment up to $1,000,000 and $135,000 payable within ten days of Dobhai’s acquisition of PWS. The Company received $135,000 from Dobhai on July 6, 2010 to satisfy in full the immediate cash component of the consideration due for the assignment.

Should we not close our intended acquisition of JBP SA our alternative plan of operation will be to seek out a suitable business opportunity for development or acquisition.

Results of Operations

During the three and six month periods ended June 30, 2010, the Company (i) satisfied continuous public disclosure requirements, (ii) entered into a letter of intent with Park Capital Management, Inc. for the acquisition of JBP SA, and (iii) initiated and completed a private placement of the Company’s common stock as a condition precedent to the intended acquisition of JBP SA.

Net Loss

For the period from December 7, 1999, to June 30, 2010, we recorded a net loss of $356,880. Net losses for the three month period ended June 30, 2010 were $32,044 as compared to $12,353 for the three month period ended June 30, 2009. Net losses for the six month period ended June 30, 2010 were $43,910 as compared to $38,925 for the six month period ended June 30, 2009. The increase in our net losses over the comparative three and six month periods can be attributed to an increase in general and administrative expenses. Our cumulative net losses are due to costs associated with a forfeited option agreement in connection with mineral exploration, an impaired franchise fee, interest expenses and general and administrative expenses. General and administrative costs include accounting expenses, consulting fees, mining exploration expenses, professional fees, annual state maintenance costs, due diligence costs and the preparation of disclosure documentation.

We did not generate revenue during this period and expect to continue to incur losses until such time as we develop or acquire a revenue generating business.

Capital Expenditures

We expended no amounts on capital expenditures for the period from December 7, 1999, to June 30, 2010.

Income Tax Expense (Benefit)

We have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

We are in the development stage and, since inception, have experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

We had current and total assets of $828,875 as of June 30, 2010, consisting of cash of $717,529, a note receivable of $95,420 and interest thereon of $15,926. We had current and total liabilities of $196,012 as of June 30, 2010, consisting of $20,692 in accounts payable, $68,096 in related party payables, $16,754 in related party interest payable and $90,470 in related party notes payable net of beneficial conversion feature. Net stockholders' equity in the Company was $623,863 at June 30, 2010.

Cash flow used in operating activities was $193,200 for the period from December 7, 1999, to June 30, 2010. Cash flow used in operating activities for the six month period ended June 30, 2010 increased to $7,591 as compared to $150 for the six month period ended June 30, 2009. The increase in cash flows used in operating activities over the comparative six month periods can be attributed primarily to an increase in net losses in the current period. Our cumulative cash flow used in operating activities was used on accounting, administration, consulting, exploration expenses and a franchise fee. We expect to continue to use cash flow in operating activities over the next twelve months.

Cash flow provided from financing activities was $1,017,804 for the period from December 7, 1999, to June 30, 2010. Cash flow provided by financing activities for the six months ended June 30, 2010 was $725,019 as compared to $100 for the six months ended June 30, 2009. The increase in cash flow provided from financing activities over the comparative six month periods can be attributed to a private placement of our common stock and a related party loan. Our cumulative financing activities have consisted of sales of the Company’s common stock as well as related and non-related party loans. We expect to continue to use cash flow provided by financing activities to maintain current operations and pursue our business plan with additional debt or equity financings.

Cash flow used in investing activities was $107,075 for the period from December 7, 1999, to June 30, 2010. Cash flow used in investing activities for the six month periods ended June 30, 2010 and June 30, 2009 was $0. We expect to use cash flow in investing activities in connection with the completion of our current business plan.

Our current assets are sufficient to conduct the Company’s plan of operation over the next twelve (12) months. However, we may have to seek up to an additional $3,000,000 in debt or equity financing in order to complete our intended development of ParkVida as a full service mountain bike resort in the Dominican Republic. We have no current commitments or arrangements with respect to, or immediate sources of this additional funding. Further, no assurances can be given that additional funding will be available. Our inability to obtain funding sufficient to complete ParkVida would have a material adverse affect on our ability to pursue our business plan and maintain operations.

We do not intend to pay cash dividends in the near term.

We have no lines of credit or other bank financing arrangements in place.

We have no commitments for future capital expenditures subject to the closing of our intended acquisition of JBP SA.

We have no defined benefit plan or contractual commitment with our sole officer and director though we intend to create a benefit plan and may enter into contractual commitments with officers and directors on the closing of our intended acquisition of JBP SA.

We have no current plans for the purchase or sale of any plant or equipment subject to the closing of our intended acquisition of JBP SA.

We have no current plans to make any changes in the number of employees subject to the closing of our intended acquisition of JBP SA.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2009 and 2008, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. We believe that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

The preparation of financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate estimates. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

Our auditors expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $312,970 as of December 31, 2009, which deficit increased to $356,880 as of June 30, 2010. Our ability to continue as a going concern relies on realizing a profit from operations or funding from outside sources. Since our auditor’s expressed their opinion, management has completed a private placement in the amount of $717,019 (net of offering costs of $600) in connection with our intention to acquire JBP SA and subsequent to the period has realized $135,000 from the assignment of our interest in PWS to Dobhai. Therefore, we believe that the Company does have sufficient resources to continue as a going concern over the next twelve months.

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

  our anticipated financial performance and business plan;
  the sufficiency of existing capital resources;
  our ability to raise additional capital to fund cash requirements for future operations;
  uncertainties related to the Company’s future business prospects;
  our ability to generate revenues from future operations;
  the volatility of the stock market and;
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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Our operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to the Company’s Business

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $312,970 at December 31, 2009, which increased to $356,880 at June 30, 2010. During the initial six months of this year we recorded a net loss of $43,910. We have never realized revenue from operations. Our expectation of future profitability is dependent on closing our acquisition of JBP SA and successfully developing ParkVida as a net income producer. Otherwise, our history of losses may continue.

Our current financial resources are insufficient to complete the development of the ParkVida mountain bike resort.

Our future operation is dependent upon the successful development of the ParkVida mountain bike resort. Historically, we have found it difficult to realize financing to complete anticipated business plans. The ParkVida mountain bike resort project will require up to an additional $3,000,000 to completion. Our inability to obtain this additional financing may prevent us from developing our intended business.

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

Risks Related to the Company’s Stock

The market for the Company’s common stock is limited.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Due to the limitations of our market and volatility in the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

The market price for our common stock is volatile.

The market price for our common stock is volatile and can fluctuate widely in response to various factors, many of which are beyond the Company’s control, including the following:

  the acceptance of services offered by the Company or its competitors;
  additions or departures of key personnel;
  the Company’s ability to execute its business plan;
  operating results that fall below expectations;
  loss of strategic relationships;
  industry developments;
  economic and other external factors; and
  period-to-period fluctuations in the Company’s financial results.

Furthermore, the securities markets in general have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of any particular company. These overall market fluctuations could also adversely affect the market price for our common stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the Commission’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.

Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses will continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, has substantially increased our expenses and made some activities more time-consuming and costly than previously, which expenses continue to negatively impact our financial performance.

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

Our shareholders may face significant restrictions on their stock.

Our common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

Montana Mining Corp.

Date

August 11, 2010

/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

EXHIBITS
Exhibit		Description

3(i)	(a)*	Articles of Incorporation of the Company, formerly known as Aswan Investments, Inc.
(incorporated herein by reference from Exhibit No. 3(i) of the Company’s Form 10-SB as filed with the Commission on February 3, 2000).
3(i)	(b)*	Amendment to Articles of Incorporation filed with the State of Nevada on August 5, 2002
(incorporated herein by reference from Exhibit No. 3(i)(b) of the Company’s Form 8-K as filed with the Commission on August 15, 2002).
3(i)	(c)*	Amendment to Articles of Incorporation filed with the State of Nevada on October 12, 2004
(incorporated herein by reference from Exhibit No. 3(i)(c) of the Company’s Form 10-QSB as filed with the Commission on November 8, 2004).
3	(ii)*	By-laws of the Company adopted on December 10, 1999 formerly known as Aswan Investments,
Inc. (incorporated herein by reference from Exhibit No. 3(i) of the Company's Form 10-SB as filed with the Commission on February 3, 2000).
10	(i)*	LA Boxing Franchise Agreement dated March 7, 2008 (incorporated herein by reference from
Exhibit No. 10 of the Company's Form 8-K as filed with the Commission on March 21, 2008).
10	(ii)*	PWS Share Exchange Agreement dated November 20, 2008 (incorporated herein by reference from Exhibit 10 of the Company’s Form 8-K as filed with the Commission on December 3, 2008).
10	(iii)*	Amendment to PWS Share Exchange Agreement dated February 2, 2009 (incorporated herein by reference from Exhibit 10 of the Company’s Form 8-K as filed with the Commission on March 3,
2009).
10	(iv)*	Amendment to PWS Share Exchange Agreement dated July 9, 2009 (incorporated herein by reference from Exhibit 10 of the Company’s Form 8-K as filed with the Commission on July 14,
2009).
10	(v)*	Amendment to PWS Share Exchange Agreement dated July 22, 2009 (incorporated herein by reference from Exhibit 10 of the Company’s Form 10-Q as filed with the Commission on August
5, 2009).
10	(vi)*	Assignment Agreement dated August 26, 2009 (incorporated herein by reference from Exhibit 10 of the Company’s Form 8-K as filed with the Commission on August 31, 2009).
10	(vii)	Extension to Assignment Agreement dated November 29, 2009 (incorporated herein by reference from Exhibit 10 of the Company’s Form 10-K as filed with the Commission on April 13, 2010).
10	(viii)	Amendment to PWS Share Exchange Agreement dated December 10, 2009 (incorporated herein by reference from Exhibit 10 of the Company’s Form 10-K as filed with the Commission on April
13, 2010).
10	(ix)	Amendment to PWS Share Exchange Agreement dated March 31, 2010 (incorporated herein by reference from Exhibit 10 of the Company’s Form 10-K as filed with the Commission on April 13,
2010).
10	(x)	Extension to Assignment Agreement dated March 31, 2010 (incorporated herein by reference from
Exhibit 10 of the Company’s Form 10-K as filed with the Commission on April 13, 2010).
14	*	Code of Ethics adopted April 14, 2004 (incorporated herein by reference from Exhibit No. 14 of the Company’s Form 10-KSB/A filed with the Commission on April 16, 2004).
21	*	Subsidiaries of the Company (incorporated herein by reference from Exhibit No. 21 of the
Company’s Form 10-K filed with the Commission on April 11, 2008).

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).
* Incorporated by reference from previous filings of the Company.