Form 10-Q
period 2010-09-30
MONTANA MINING CORP
filed 2010-11-12
CIK 1104672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at November 11, 2010 was 22,498,703.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Consolidated Balance Sheets for September 30, 2010 (Unaudited) and December 31, 2009	4

Unaudited Consolidated Statements of Operations for the three and nine months ended
September 30, 2010 and 2009, and the period since inception...................................... 5

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and the period since inception............................................................................ 6

Notes to Unaudited Consolidated Financial Statement s	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................................... 16

Item 4. Controls and Procedures................................................................................................ 16

PART II – OTHER INFORMATION

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

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$582,071	101
Interest receivable	745	10,592
Notes receivable	149,265	95,227

Total current assets	$732,081	105,920

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,002	17,816
Related party accounts payable	58,907	54,739
Related party interest payable	-	11,141
Related party notes payable,
net of beneficial conversion feature	-	62,470

Total current liabilities	61,909	146,166

Commitments

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 22,498,703 and 7,146,318 shares
issued and outstanding respectively	22,499	7,146
Additional paid-in capital	1,017,244	265,578
Deficit accumulated during the development stage	(369,571)	(312,970)

Total stockholders' equity (deficit)	670,172	(40,246)

Total liabilities and stockholders' equity (deficit)	$732,081	105,920

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Cumulative
	2010	2009	2010	2009	Amounts
Revenue	$-	-	-	-	-

Operating expenses:
General and administrative costs	14,888	3,010	38,534	21,291	278,553
Impairment of franchise agreement	-	-	-	-	25,000
Loss from operations	(14,888)	(3,010)	(38,534)	(21,291)	(303,553)

Other income (expense):
Interest income	1,430	2,737	6,779	7,101	17,371
Interest expense	(23,120)	(12,545)	(48,733)	(37,553)	(107,276)
Gain on sale of PWS rights	23,887	-	23,887	-	23,887
Loss before income taxes	(12,691)	(12,818)	(56,601)	(51,743)	(369,571)

Provision for income taxes	-	-	-	-	-

Net loss	$(12,691)	(12,818)	(56,601)	(51,743)	(369,571)

Loss per common share - basic and diluted	$-	-	-	(0.01)
Weighted average common shares -
basic and diluted	21,520,442	7,146,318	12,042,918	7,146,318

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,		Cumulative
	2010	2009	Amounts
Cash flows from operating activities:
Net loss	$(56,601)	(51,743)	(369,571)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Impairment of franchise agreement	-	-	25,000
Gain on foreign currency transaction	-	(11,515)	(13,152)
Amortization of beneficial conversion feature	40,000	30,000	80,000
Gain on sale of PWS rights	(23,887)	-	(23,887)
(Increase) decrease in:
Interest receivable	9,847	(7,101)	(745)
Increase (decrease) in:
Accounts payable	(14,814)	11,182	3,002
Related party accounts payable	4,168	21,566	48,907
Related party interest payable	(11,141)	7,553	7,402
Net cash used in operating activities	(52,428)	(58)	(238,037)

Cash flows from investing activities:
Purchase of franchise agreement	-	-	(25,000)
Payments on note receivable	95,227	-	95,227
Issuance of note receivable	(149,265)	-	(231,340)
Gain on sale of PWS rights	23,887	-	23,887
Net cash used in investing activities	(30,151)	-	(137,226)

Cash flows from financing activities:
Proceeds from related party notes payable	8,000	100	196,410
Payments on related party notes payable	(110,470)	-	(110,470)
Decrease in stock subscription receivable	-	-	465
Issuance of common stock	767,019	-	870,929
Net cash provided by financing activities	664,549	100	957,334
Net increase in cash	581,970	42	582,071
Cash, beginning of period	101	74	-
Cash, end of period	$582,071	116	582,071

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

Note 3 – Going Concern

As of September 30, 2010, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to seek additional equity or debt financing in the event it completes the acquisition of JBP S.A. (JBP). There can be no assurance that such funds will be available to the Company or that it will complete its acquisition of JBP.

Note 4 – Notes Receivable

During the quarter ended September 30, 2010, the Company loaned $149,265 to JBP (see Note 7). This note receivable bears interest at 6% and is due no later than September 30, 2011.

During the quarter ended September 30, 2010, the Company received payment in full on its note receivable from Produced Water Solutions, Inc. / Dobhai Ventures, Inc. (See Note 9).

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

Note 5 – Sales of Common Stock and Change of Control

On September 30, 2010, an individual purchased 1,000,000 shares of the Company’s common stock in exchange for $50,000.

On June 30, 2010, an individual purchased 10,534,527 shares of the Company’s common stock or 49% of our outstanding common stock in exchange for $526,726 in connection with the Company’s intention to acquire JBP from Park Capital Management, Inc. (Park), a minimum private placement of equity being a condition of the intended acquisition. The same subscriber’s equity interest in our common stock constituted a change in control of the Company.

On June 30, 2010, an individual purchased 3,817,858 shares of the Company’s common stock, or 18% of our outstanding common stock, in exchange for $190,893.

Note 6 – Related Party Payables

Related party notes payable consist of the following:

	September 30, 2010 (Unaudited)	December 31, 2010 (Audited)
Note payable to a shareholder of the Company for $100,000, bearing 10% at interest, due December 31, 2010, net of a beneficial conversion feature of $0. The note is convertible into shares at $0.05 at the holder’s option. Accrued interest at September 30, 2010 and December 31, 2009 was $0 and $11,014 respectively.	$-	60,000

Note payable to a company owned by an officer and shareholder of the Company. The note is non-interest bearing, due on demand and unsecured.	-	1,185

Note payable to a shareholder of the Company. The note includes interest of 10%, is due on demand and unsecured. Accrued interest at September 30, 2010 and December 31, 2009 was $0 and $127, respectively.	-	985

Note payable to an officer and shareholder of the Company. The note is non-interest bearing, due on demand and unsecured.	-	300

	-	62,470
Less current portion	-	(62,470)

	$-	-

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

Note 6 – Related Party Payables (continued)

Related party accounts payable consist of the following:

	September 30, 2010 (Unaudited)	December 31, 2010 (Audited)
Payable to an officer and shareholder of the Company for consulting services. The payable is non-interest bearing, due on demand and unsecured.	$37,000	34,000

Payable to a company owned by an officer and shareholder of the Company. The payable is non-interest bearing, due on demand and unsecured.	21,907	20,739

	$58,907	54,739

Note 7 – Supplemental Cash Flow Information

During the nine months ended September 30, 2010 and 2009, actual amounts paid for interest were $19,874 and $0 respectively. No amounts were paid for income taxes in the same periods.

Note 8 – Asset Purchase Agreement

On August 20, 2010, the Company entered into an Asset Purchase Agreement (the Agreement) with Park to acquire JBP as a wholly owned subsidiary on or before November 12, 2010. Pursuant to the Agreement, the Company is to acquire all of the issued and outstanding shares of JBP from Park in exchange for fifteen million two hundred and eighty-two thousand one hundred and twenty (15,282,120) shares of common stock and six million eight hundred and twenty-four thousand and three hundred (6,824,300) share purchase warrants to be exercised within ten years of the date of grant at an exercise price of $0.005 a share. The Agreement further requires that the Company pay a finder’s fee comprised of one million five hundred and twenty-eight thousand two hundred and twelve (1,528,212) shares and six hundred and eighty-two thousand four hundred and thirty (682,430) share purchase warrants to be exercised within three years of the date of grant at an exercise price of $0.06 a share and raise no less than seven hundred and fifty thousand Canadian dollars (CDN$750,000), approximately USD $718,000.

The Company has satisfied the financing precondition and is now in the process of working with JBP on its due diligence inquiry into JBP, its assets, business, and prospects. The initial closing date of the transaction has been extended to accommodate the completion of due diligence.

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

Note 9 – Share Exchange Agreement and Assignment Agreement

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

During the quarter ended September 30, 2010, the Company received $135,000 as collection for the not receivable, related interest receivable, and a gain on the sale of rights to acquire PWS.

Note 10 – Subsequent Events

The Company evaluated its September 30, 2010 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

Note 11 – Recent Accounting Pronouncements

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

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL                                          CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Information presented herein is based on the nine month periods ended September 30, 2010 and the period since inception to September 30, 2010. Our fiscal year end is December 31.

Discussion and Analysis

Our plan of operation over the next twelve months is to design, construct and operate a premiere destination resort to be known as ParkVida that will be focused on mountain biking of all disciplines (i.e. downhill, cross-country, free ride, dirt jump, trials/street, and cyclocross). Nestled between lush mountains, running along green valleys, and encompassing alpine forests in the heart of the Dominican Republic, the 700-acre resort will offer mountain biking aficionados and adventurers an unparalleled biking experience that includes gorgeous vistas, handcrafted single-track trails, berms, tabletops, hipturns, ladderdrops, beautiful transitions, feature and skills parks, and dirt jumps. After a challenging day of biking, visitors will be able relax in an exclusive atmosphere that retains its rural flavor far off the beaten path.

On August 20, 2010, the Company entered into an agreement with Park Capital Management, Inc. (Park) to acquire JBP S.A. (JBP) as a wholly owned subsidiary in exchange for fifteen million two hundred and eighty-two thousand one hundred and twenty (15,282,120) shares of common stock and six million eight hundred and twenty-four thousand and three hundred (6,824,300) share purchase warrants to be exercised within ten years of the date of grant at an exercise price of $0.005 a share. The agreement further requires that the Company pay a finder’s fee comprised of one million five hundred and twenty-eight thousand two hundred and twelve (1,528,212) shares and six hundred and eighty-two thousand four hundred and thirty (682,430) share purchase warrants to be exercised within three years of the date of grant at an exercise price of $0.06 a share. The transaction is conditioned on the realization of certain milestones on or before closing the transaction, including our ability to fund no less than $717,619 at $0.05 per share. The Company has since completed a private placement of $767,019 in anticipation of closing the acquisition and is now in the process of completing its due diligence review. Proceeds of the private placement are to be used primarily in the initial development of the acreage into a resort.

.

Should we not close our intended acquisition of JBP our alternative plan of operation will be to seek out a suitable business opportunity for development or acquisition.

Results of Operations

During the three and nine month periods ended September 30, 2010, the Company (i) completed a private placement of common equity, (ii) realized amounts owed by Dobhai Ventures, Inc., (iii) entered into an agreement with Park to acquire JBP, and (iv) initiated due diligence inquiries into JBP.

Net Loss

For the period from December 7, 1999, to September 30, 2010, we recorded a net loss of $369,571. Net losses for the three month period ended September 30, 2010 were $12,691 as compared to $12,818 for the three month period ended September 30, 2009. Net losses for the nine month period ended September 30, 2010 were $56,601 as compared to $51,743 for the nine month period ended September 30, 2009. The increase in our net losses over the comparative nine month periods can be attributed to an increase in general and administrative expenses. Our cumulative net losses are due to costs associated with a forfeited option agreement in connection with mineral exploration, an impaired franchise fee, interest expenses and general and administrative expenses. General and administrative costs include accounting expenses, consulting fees, due diligence costs, mining exploration expenses, professional fees, annual state maintenance costs, due diligence costs and the preparation of disclosure documentation.

We did not generate revenue during this period and expect to continue to incur losses until such time as we develop or acquire a revenue generating business.

Capital Expenditures

We expended no amounts on capital expenditures for the period from December 7, 1999, to September 30, 2010.

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

We had current and total assets of $732,081 as of September 30, 2010, consisting of cash of $582,071, a note receivable of $149,265 and interest thereon of $745. We had current and total liabilities of $61,909 as of September 30, 2010, consisting of $3,002 in accounts payable and $58,907 in related party payables. Net stockholders' equity in the Company was $670,172 at September 30, 2010.

Cash flow used in operating activities was $238,037 for the period from December 7, 1999, to September 30, 2010. Cash flow used in operating activities for the nine month period ended September 30, 2010 increased to $52,428 as compared to $58 for the nine month period ended September 30, 2009. The increase in cash flows used in operating activities over the comparative nine month periods can be attributed primarily to decreases in accounts payable and related party interest payable in the current period.  Our cumulative cash flow used in operating activities was used on accounting, administration, consulting, exploration expenses and a franchise fee. We expect to continue to use cash flow in operating activities over the next twelve months.

13

Cash flow provided from financing activities was $957,334 for the period from December 7, 1999, to September 30, 2010.  Cash flow provided by financing activities for the nine months ended September 30, 2010 was $664,549 as compared to $100 for the nine months ended September 30, 2009. The increase in cash flow provided from financing activities over the comparative nine month periods can be attributed to a private placement of our common stock offset by the repayment of a related party loan. Our cumulative financing activities have consisted of sales of the Company’s common stock as well as related and non-related party loans. We expect to continue to use cash flow provided by financing activities to maintain current operations and will pursue our business plan with additional debt or equity financings.

Cash flow used in investing activities was $137,226 for the period from December 7, 1999, to September 30, 2010. Cash flow used in investing activities for the nine month periods ended September 30, 2010 was $30,151 as compared to $0 for the nine months ended September 30, 2009.  We expect to use cash flow in investing activities in connection with the completion of our current business plan.

Our current assets are sufficient to conduct the Company’s plan of operation over the next twelve (12) months though we do intend to seek up to an additional $10,000,000 in debt or equity financing in order to complete our intended development of ParkVida as a full service mountain bike resort in the Dominican Republic. However, we have no current commitments or arrangements with respect to, or immediate sources of this additional funding. Further, no assurances can be given that additional funding will be available. Our inability to obtain funding sufficient to complete ParkVida would have a material adverse affect on our ability to pursue our business plan and maintain operations.

We do not intend to pay cash dividends in the near term.

We have no lines of credit or other bank financing arrangements in place.

We have no commitments for future capital expenditures except in connection with our intended acquisition of JBP.

We have no defined benefit plan or contractual commitment with our sole officer and director though we intend to create a benefit plan and may enter into contractual commitments with officers and directors on the closing of our intended acquisition of JBP.

We have no current plans for the purchase or sale of any plant or equipment except in connection with our intended acquisition of JBP.

We have no current plans to make any changes in the number of employees except in connection with our intended acquisition of JBP.

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

Going Concern

Our auditors expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $312,970 as of December 31, 2009, which deficit increased to $369,571 as of September 30, 2010.  Our immediate ability to continue as a going concern remains reliant on debt or equity funding from outside sources as revenue generating activities are not in place.  Since our independent auditor expressed its opinion, management has completed a private placement in the amount of $767,019 and realized $135,000 from the assignment of rights and obligations under a share exchange agreement. Therefore, we believe that the Company has sufficient resources to continue as a going concern over the next twelve months.

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

Recent Accounting Pronouncements

Please see Note 9 to our consolidated financial statements for recent accounting pronouncements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $312,970 at December 31, 2009, which increased to $369,571 at September 30, 2010. During the initial nine months of this year we recorded a net loss of $56,601. We have never realized revenue from operations. Our expectation of future profitability is dependent on our acquisition of JBP and the successful development of ParkVida. Otherwise, our history of losses may continue.

Our current financial resources are insufficient to complete the development of the ParkVida mountain bike resort.

Our future operation is dependent upon the successful development of the ParkVida mountain bike resort. Historically, we have found it difficult to realize financing to complete anticipated business plans. The ParkVida mountain bike resort project will require up to an additional $10,000,000 to completion. Our inability to obtain this additional financing may prevent us from developing our intended business.

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

17

 The market price for our common stock is volatile.

The market price for our common stock is volatile and can fluctuate widely in response to various factors, many of which are beyond the Company’s control, including the following:

•         the acceptance of services offered by the Company or its competitors;

•         additions or departures of key personnel;

•         the Company’s ability to execute its business plan;

•         operating results that fall below expectations;

•         loss of strategic relationships;

•         industry developments;

•         economic and other external factors; and

•         period-to-period fluctuations in the Company’s financial results.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2010 the Company authorized the issuance of 1,000,000 shares of common stock to Mark Smith in exchange for $50,000 at $0.05 per share, pursuant to the exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”).

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree; (3) the offeree represented an intention not to resell the stock; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S of the Securities Act provides generally that any offer or sale that occurs outside of the United States is exempt from the registration , as long as certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the foregoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfies all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United States at the time of the offering, and ensuring that the person to whom the common shares were issued and authorized was a non-U.S. persons with an address in a foreign country.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 22 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Montana Mining Corp.                                                                        Date

/s/ Ruairidh Campbell                                                              November 11, 2010

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

EXHIBITS

Exhibit                  Description

3(i)(a)*                   Articles of Incorporation of the Company, formerly known as Aswan Investments, Inc. (incorporated herein by reference from Exhibit 3(i) of the Company’s Form 10-SB as filed with the Commission on February 3, 2000).

3(i)(b)*                   Amendment to Articles of Incorporation filed with the State of Nevada on August 5, 2002 (incorporated herein by reference from Exhibit 3(i)(b) of the Company’s Form 8-K as filed with the Commission on August 15, 2002).

3(i)(c)*                   Amendment to Articles of Incorporation filed with the State of Nevada on October 12, 2004 (incorporated herein by reference from Exhibit 3(i)(c) of the Company’s Form 10-QSB as filed with the Commission on November 8, 2004).

3(ii)*                       By-laws of the Company adopted on December 10, 1999 formerly known as Aswan Investments, Inc. (incorporated herein by reference from Exhibit 3(i) of the Company's Form 10-SB as filed with the Commission on February 3, 2000).

10(i)*                     LA Boxing Franchise Agreement dated March 7, 2008 (incorporated herein by reference from Exhibit 10 of the Company's Form 8-K as filed with the Commission on March 21, 2008).

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

14*                         Code of Ethics adopted April 14, 2004 (incorporated herein by reference from Exhibit 14 of the Company’s Form 10-KSB/A filed with the Commission on April 16, 2004).

21*                         Subsidiaries of the Company (incorporated herein by reference from Exhibit 21 of the Company’s Form 10-K filed with the Commission on April 11, 2008).

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