Form 10-K
period 2010-12-31
MONTANA MINING CORP
filed 2011-03-31
CIK 1104672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (7,546,318 shares) was approximately $452,779 based on the average closing bid and asked prices ($0.06) for the common stock on March 30, 2011.

At March 31, 2011 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 23,676,843.

PART I

ITEM 1.          BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to Montana Mining Corp., its subsidiary, and its predecessor, unless context indicates otherwise.

Corporate History

Montana Mining Corp. was incorporated in Nevada on December 7, 1999, as “Aswan Investments, Inc.” to engage in any legal undertaking. On July 17, 2002, the corporation’s name was changed to “Montana Mining Corp.” to reflect the decision of management to enter into mineral exploration activities. After completing the first stages of an exploration program on an optioned property in the state of Montana, we were unable to indicate conclusively the existence of any economically recoverable mineralization. We therefore abandoned the purchase option and all exploration efforts in January of 2005.  We have since been in the process of seeking out other business opportunities and have engaged in certain agreements, most notably our agreement to acquire Produced Water Solutions, Inc. (PWS) that did not materialize due primarily to our inability to attract sufficient funding.

On August 26, 2009, we assigned our interest in the share exchange agreement with PWS to Dobhai Ventures, Inc. (“Dobhai”) in exchange for a two and one half percent (2½%) royalty on all net revenue realized by Dobhai from PWS’ reverse osmosis and ultra-filtration technology through March 31, 2013 up to $1,000,000 and a cash payment of $135,000 payable within ten days of Dobhai’s acquisition of PWS. The transaction closed on June 30, 2010 and the cash component of the consideration was paid to us shortly thereafter.

On August 20, 2010, we entered into an agreement, as amended, with Park Capital Management, Inc. (Park) to acquire JBP S.R.L (JBP) as a wholly-owned subsidiary, in order to design, construct and operate a premiere destination resort to be known as ParkVida in the Dominican Republic. The agreement requires that we issue fifteen million two hundred and eighty-two thousand one hundred and twenty (15,282,120) shares of common stock and six million eight hundred and twenty-four thousand and three hundred (6,824,300) share purchase warrants to be exercised within ten years of the date of grant at an exercise price of $0.005 a share to the shareholders of Park. The agreement further requires that we pay a finder’s fee of one million five hundred and twenty-eight thousand two hundred and twelve (1,528,212) shares and six hundred and eighty-two thousand four hundred and thirty (682,430) share purchase warrants to be exercised within three years of the date of grant at an exercise price of $0.06 a share. The transaction is conditioned on the realization of certain milestones on or before closing the transaction, including our ability to fund no less than $717,619 at $0.05 per share. We have since completed a private placement of $767,019 and are now in the process of completing our due diligence inquiry. Proceeds of the private placement are being used primarily for the development of the project through a series of secured loans to JBP in anticipation of closing.

We have not closed the transaction with JBP though we do anticipate closing during the second quarter of 2011.

Our office is located at 1403 East 900 South, Salt Lake City, Utah, 84105, and our telephone number is (801) 582-9609. Our registered agent is the UPS Store #1650, 3395 S. Jones Boulevard, Las Vegas, Nevada, 89146.

The Company currently trades on the Over the Counter Bulletin Board under the symbol “MMGC.”

The Company

Our plan of operation over the next twelve to twenty four months is to design, construct and operate a premiere destination resort to be known as ParkVida that will be focused on mountain biking of all disciplines (i.e. downhill, cross-country, free ride, dirt jump, trials/street, and cyclocross) in addition to a host of other exciting activities.

ParkVida is located at the top of the Cordillera Central mountain range in the Dominican Republic. The 700 acre, former coffee plantation site, which sits next to a national park, is intended to offer 200 hotel rooms, some near the peak of the mountains, some as tree houses, some on the edge of the river that meanders through the site and some nestled into the natural landscape. The main adventure activities will be focused on downhill and cross-country mountain biking with a dedicated chairlift for the uphill return. Other intended activities will be zip lining, adventure rope courses, water slides, hiking, fishing, spa, mule riding, quad biking, cultural classes, eco tours and coffee growing experiences.

The target audience for ParkVida will be relatively varied given the variety of attractions and leisure components to be available. We anticipate a large element of ‘crossovers’ from one target audience to another, each with their own particular buying and spending patterns. The core target audience is expected to be the mountain biking fraternity, which includes downhillers and free riders, enthusiasts, sport riders, trail riders, leisure/family riders and specialist groups. ParkVida will also offer facilities and services to an audience seeking value for money, as well as an eco adventure. The market for our audience is anticipated to range from international to local. Predominantly, we expect the international traveler to be from North America but it is also expected that, as the ParkVida experience is recognized, that there will be no limitations as to where the mountain biker will travel from, as it will be designed as a destination for bikers to learn and play in a warm climate year round. Our target audience is also expected to be wide reaching and will not necessarily include those who want to mountain bike, or even know how to mountain bike.

ParkVida intends to cater to the needs and requirements of the local Dominican market as well, so day visits or longer stays are likely from nearby cities, especially during the weekends. Activities planned for ParkVida will be sensitive to the environment during the planning, construction and operation phases in order to bring to life a vision guided by the principles of simple, regenerative, exciting design. ParkVida intends to be rooted in nature’s principles, integrated with the local community, the local economy and the natural environment itself through access to the mountains, the forest, the tranquility and the passion involved in adventure sports. From a marketing perspective, the overall objective is to identify and strategize the manner in which we convey the opening and ongoing operations of ParkVida. The message of ‘adventure’, ‘lifestyle’ and ‘destination’ will be included whilst educating our target audience about the overall products available. The tagline of “Unplug, Recharge, Experience & Explore” will be the key link to all things associated with ParkVida.

Our plan of operation anticipates the opening of ParkVida in the fourth quarter of 2012. Should we not complete the anticipated transaction with Park then our plan of operation will be to reengage in the process of considering business opportunities for merger or acquisition. Further, should we complete the acquisition of JBP we are not currently in a position to fund the development of ParkVida to completion and would have to rely on debt or equity financing to reach this objective. We can offer no assurance at this time that the requisite financing for ParkVida is available to us.

Selection of a Business

We would not restrict our consideration to any particular business or industry segment, and might consider, among others, finance, brokerage, insurance, transportation, communications, research and development, biotechnology, service, natural resources, manufacturing or high-technology. Management recognizes that the Company’s inadequate financial resources limit the scope and number of suitable business venture candidates that might otherwise be available.

The decision to participate in a specific business opportunity would be made upon management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. We would be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes.

We would not acquire or merge with any company for which audited financial statements could not be obtained. Nonetheless, it may be anticipated that any opportunity in which we determine to participate would present certain risks to our shareholders. Risks might include the track record of management’s effectiveness, failures to establish a consistent market for products or services, development stage, or to realize profits. Many more of these risks may not be adequately identified prior to the selection of a specific opportunity, and our shareholders must, therefore, depend on the ability of management to identify and evaluate such risks as such become evident.

Acquisition of Business

We intend to become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. The Company may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that our present management and shareholders would not be in control of the Company. In addition, our sole officer and director may, as part of the terms of any transaction, resign and be replaced by new officers and directors without a vote of the Company’s shareholders.

The Company anticipates that any securities issued in any reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of any transaction, the Company might agree to register securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market would likely have a depressive effect on our stock price.

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

In the event a merger or acquisition were to occur, our shareholders would in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership might be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant substantial dilutive effect on the percentage of shares held by the Company’s then shareholders.

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

Competition

The concept behind ParkVida is unique and therefore there are no direct competitors in the Dominican Republic or elsewhere to the essence of the project. However, there are a number of hotels and resorts both in the Dominican Republic and globally which serve as good benchmarks for particular aspects of the ParkVida concept. Our closing of the anticipated transaction with ParkVida will be predicated on an evaluation of these benchmarks in relation to our intended project. When our evaluation is complete we will be better able to determine our competitiveness locally and internationally for the audience we hope to attract to ParkVida.

Our evaluation to date of the competitiveness of the Park Vida project is based on a site visit, interviews with local professionals and detailed research. We have determined that the site itself holds a tremendous level of natural beauty and benefits from close proximity to a national park with a favorable topographical aspect. The property has a good deal of elevation available and will be complemented by a lake at the base of the valley on completion of a nearby dam. The climate of the Dominican Republic is excellent for most of the year and the country is very accessible internationally.

Domestically, the Dominican Republic is politically and economically stable and has a growing, young middle class with major brand aspirations and links abroad. Domestic road access to the site though rugged is acceptable and likely to improve over time. We identified an existing latent demand for quality mountain biking facilities in the Dominican market. The existing mountain bike tour supplier leads the industry in part due to a complete lack of competition. A very small percentage (less than 3%) of the existing 70,000 hotel beds in the Dominican Republic are categorized as five-star. Existing eco-lodge style accommodation in the Caribbean currently does not demonstrate a five-star level of service to guests. Existing adventure tour operators could be better developed, particularly regarding the mountain bike product available. There are only three zip line experiences available in the country, all of which are limited in some respect by either marketing or safety problems associated with operation.

The Park Vida project is characterized with the following strengths:

•         ParkVida is a unique concept that is not easily copied given the requirement of suitable land ownership which should serve as a barrier to entry for competitors.

•         Location, natural beauty, favorable topography, agreeable climate.

•         Local tax incentives.

•         Local community and political support.

•         Established demand.

The Park Vida project is characterized with the following weaknesses:

•         Existing road access to the site is merely acceptable and will require development.

•         Poor quality of existing tourism products in the immediately surrounding area.

•         General association of the Dominican Republic with three star all-inclusive beach holidays only.

The Park Vida project is characterized as offering the following opportunities which may offer an advantage over existing competitors:

•         Provide a high level of service in a country where currently only a small percentage of five-star level facilities exist.

•         Provide a range of different activities on the same site.

o   Downhill mountain biking

o   Cross country mountain biking

o   Zip lining

o   Hiking

o   Spa services

o   Fishing

o   Coffee tours

•         The concept could be expanded in the future to include additional sites.

Otherwise, whatever business opportunity we do pursue, we are almost certain to be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior business experience.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company currently operates under and holds no patents, trademarks, licenses, franchises, concessions, or royalty agreements. We are not subject to any labor contracts. The Company does own various domain names associated with the ParkVida brand in North America, Europe and the Dominican Republic.

Governmental and Environmental Regulation

General

The Company cannot at this time anticipate the government regulations, if any, to which the Company may be subject following a merger or acquisition. However, we can be certain that the conduct of any business subjects us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management would endeavor to ascertain the effects of such government regulation on a prospective business opportunity. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

The Company believes that it is currently in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, we believe that compliance with such applicable laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Climate Change Legislation and Greenhouse Gas Regulation

Many studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” The Dominican Republic is a signatory to the Kyoto Protocol.

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

Research and Development

During the years ended December 31, 2010 and 2009, the Company spent no amounts on research and development activities.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at ww.sec.gov.

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

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $382,055 at December 31, 2010. The Company has never realized revenue from operations. Our only expectation of future profitability is dependent on the successful development of ParkVida as a resort, or in the event that our transaction with ParkVida does not close, some other revenue producing business opportunity.

The Company’s limited financial resources cast severe doubt on our ability to pursue our business plan or to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the successful development of ParkVida as a resort or the acquisition of a profitable business opportunity. We found it impossible to realize the financing needed for our share exchange agreement with PWS and may encounter the same difficulty in realizing the requisite funding to see the development of ParkVida through to completion. The Company’s inability to finance its operations sufficiently may prevent it from developing ParkVida or any business and may act as a deterrent in any future negotiations with potential acquisition candidates. Should the Company be unable to acquire or develop a profitable business opportunity, it will, in all likelihood, be forced to cease operations.

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

The Company will require capital to meet operational requirements which it may not be able to satisfy.

The Company will require financing through equity offerings or debt placements to meet the working capital requirements of its plan of operation.  Despite the projected need for financing, the Company has no commitment to raise any of the additional capital requisite to complete the ParkVida resort or necessarily the funding required for any other plan of operation. Should additional capital not become available it will not be able to meet the financial obligations attendant to its current plan of operation or any future plan.

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
  “boiler room” practices involving high pressure sales tactics and unrealistic price projections;
  excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
  the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

11

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority under the symbol, “MMGC”. Trading in the common stock in the over‑the‑counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  Further, these prices reflect inter‑dealer prices without retail mark‑up, mark‑down, or commission, and may not necessarily reflect actual transactions. The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years.

Year	Quarter Ended	High	Low
2010	December 31	$0.08	$0.05
	September 30	$0.08	$0.05
	June 30	$0.09	$0.03
	March 31	$0.05	$0.02
2009	December 31	$0.06	$0.04
	September 30	$0.09	$0.06
	June 30	$0.15	$0.09
	March 31	$0.18	$0.04

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of March 29, 2011 there were 90 shareholders of record holding a total of 23,676,843 shares of fully paid and non-assessable common stock of the 500,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of March 29, 2011 there were no shareholders of record of the 5,000,000 shares of preferred stock, par value $0.001, authorized.

Warrants

As of March 29, 2011 the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of March 29, 2011 the Company had no outstanding stock options to purchase shares of our common stock.

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

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

On November 24, 2010 the Company authorized the issuance of 1,178,140 shares of common stock to two affiliated purchasers in exchange for debt settlement of $58,907 on related party payables at $0.05 per share, pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”). The purchasers were as follows:

Name	Consideration	Price	Shares	Exemption
Ruairidh Campbell	$37,000	$0.05	740,000	§4(2)
Orsa & Company	$21,907	$0.05	438,140	§4(2)

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions that did not involve a public offering; (2) there were two affiliated offerees; (3) the offerees represented an intention not to resell the stock; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offerees and the Company.

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

Plan of Operation

Our plan of operation over the next twelve to twenty four months is to design, construct and operate a premiere destination resort to be known as ParkVida that will be focused on mountain biking of all disciplines (i.e. downhill, cross-country, free ride, dirt jump, trials/street, and cyclocross) in addition to a host of other exciting activities.

We have not closed the transaction in connection with the acquisition of ParkVida though we do anticipate closing during the second quarter of 2011. Should we not complete the anticipated acquisition then our plan of operation will be to reengage in the process of considering business opportunities for merger or acquisition.

Should we close the acquisition of ParkVida, as anticipated, the Company will require a minimum of $10 million dollars in additional debt or equity funding in 2011. Such financing is not currently committed and there can be no assurance that such financing will be available within the next twelve months. In the event we do not close our anticipated transaction to acquire ParkVida, the Company will have sufficient funding over the next 12 months to maintain current operations and seek out an alternative business opportunity.

Results of Operations

During the year ended December 31, 2010, the Company (i) satisfied continuous public disclosure requirements, (ii) closed the assignment of the share exchange agreement with PWS to Dobhai;

(iii) performed due diligence with respect to ParkVida, (iv) procured requisite equity financing in connection with the prospective acquisition of ParkVida.

Net Loss

For the period from December 7, 1999, to December 31, 2010, the Company recorded a net loss of $382,055. Net losses for the twelve month period ended December 31, 2010 were $69,085 as compared to $66,837 for the twelve month period ended December 31, 2009. The decrease in the Company’s net losses over the comparative twelve month periods can be attributed to a gain on the sale of its rights associated with the PWS shareholders agreement offset by an increase in general and administrative expenses. The Company’s cumulative operating loss is mostly due to costs associated with a forfeited option agreement, the impaired LA Boxing franchise fee, interest expenses and general and administrative expenses. General and administrative costs include accounting costs, consulting fees, mining exploration expenses, due diligence costs and the preparation of disclosure documentation.

We did not generate revenue during this period and expect to continue to incur losses.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999, to December 31, 2010.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit. The Company had current and total assets of $718,425 as of December 31, 2010, consisting of cash of $334,592, a note receivable of $378,963 from JBP and interest thereon of $4,870 due from JBP. Net stockholders' equity in the Company was $716,595 at December 31, 2010.

Cash flow used in operating activities was $253,220 for the period from December 7, 1999, to December 31, 2010. Cash flow used in operating activities for the twelve month period ended December 31, 2010 was $70,209 as compared to $73 for the twelve month period ended December 31, 2009. The cash flows used in operating activities over the current period can be attributed to the payment of current period general and administrative costs and decreases in accounts payable and related party interest payable.  Our cumulative cash flow used in operating activities was used on accounting, administration, consulting, exploration expenses and a franchise fee. We expect to continue to use cash flow in operating activities over the next twelve months in developing ParkVida.

Cash flow provided from financing activities was $954,736 for the period from December 7, 1999, to December 31, 2010.  Cash flow provided by financing activities for the twelve months ended December 31, 2010 increased to $664,549 as compared to $100 for the twelve months ended December 31, 2009. The increase in cash flow provided from financing activities over the comparative twelve month periods can be attributed to related party loans and equity sales in the current period associated with the funding commitment required to acquire JBP from Park offset by payment on a note payable. The Company’s cumulative financing activities have consisted of sales of the Company’s common stock as well as related and non-related party loans. We expect to continue to use cash flow provided by financing activities to raise addition funds to follow our plan of operation.

Cash flow used in investing activities was $366,924 for the period from December 7, 1999, to December 31, 2010. Cash flow used in investing activities for the twelve months ended December 31, 2010 increased to $259,849 as compared to $0 for the twelve months ended December 31, 2009.  The increase in cash flows used in investing activities over the comparative twelve month periods can be attributed to a series of secured loans made to JBP offset by cash flow provided by investing activities with the repayment of the PWS loan and our gain on the assignment of our PWS rights to Dobhai. Cash flow used in investing activities over the cumulative period can be partially attributed to those amounts loaned to JBP, the franchise fee paid to LA Boxing and the loan to PWS. We do expect to use cash flow in investing activities in connection with the development or ParkVida or alternatively in the acquisition of an alternative business opportunity.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months. We will have to seek at least $10,000,000 in debt or equity financing over the next twelve months to fund our anticipated development of ParkVida.  The Company has no current commitments or arrangements with respect to, or immediate sources of this funding. Further, no assurances can be given that funding is available. The Company’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain sufficient funding for ParkVida will have a material adverse affect on its ability to fulfill its current plan of operation or to search for alternative business opportunities.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of December 31, 2010.

The Company had no commitments for future capital expenditures that were material at December 31, 2010.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of December 31, 2010, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2010 and 2009, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $382,055 as of December 31, 2010.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from its prospective development of JBP or alternative business opportunities; and (iii) obtaining loans and grants from financial or government institutions.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

Recent Accounting Pronouncements

Please see Note 12 to our financial statements for recent accounting pronouncements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements for the years ended December 31, 2010 and 2009 are attached hereto as F-1 through F-15.

MONTANA MINING CORP.

(A Development Stage Company)

December 31, 2010 and 2009

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

Report of Independent Registered Public Accounting Firm                          F-2

Consolidated Balance Sheets                                                                     F-3

Consolidated Statements of Operations                                                       F-4

Consolidated Statement of Stockholders’ Equity (Deficit)                             F-5

Consolidated Statements of Cash Flows                                                      F-6

Notes to Consolidated Financial Statements                                                 F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Montana Mining Corp.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Montana Mining Corp. [a development stage company] as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception on December 7, 1999 through December 31, 2010. Montana Mining Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Montana Mining Corp. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception on December 7, 1999 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 31, 2011

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

ASSETS	2010	2009

Current assets:
Cash	$334,592	101
Interest receivable	4,870	10,592
Notes receivable	-	95,227
Total current assets	339,462	105,920
Notes Receivable	378,963	-
Total assets	$718,425	105,920

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$-	17,816
Related party accounts payable	1,830	54,739
Related party interest payable	-	11,141
Related party notes payable,
net of beneficial conversion feature	-	62,470
Total current liabilities	1,830	146,166

Commitments

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 23,676,843 and 7,146,318 shares
issued and outstanding respectively	23,677	7,146
Additional paid-in capital	1,074,973	265,578
Deficit accumulated during the development stage	(382,055)	(312,970)

Total stockholders' equity (deficit)	716,595	(40,246)

Total liabilities and stockholders' equity (deficit)	$718,425	105,920

The accompanying notes are an integral part of these financial statements.

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009 and Cumulative Amounts

			Cumulative
	2010	2009	Amounts

Revenue	$-	-	-

Operating expenses:
General and administrative costs	55,582	26,412	295,601
Impairment of franchise agreement	-	-	25,000

Loss from operations	(55,582)	(26,412)	(320,601)

Other income (expense):
Interest income	11,343	9,674	21,935
Interest expense	(48,733)	(50,099)	(107,276)
Gain on sale of PWS rights	23,887	-	23,887

Loss before income taxes	(69,085)	(66,837)	(382,055)

Provision for income taxes	-	-	-

Net loss	$(69,085)	(66,837)	(382,055)

Loss per common share - basic and diluted	$-	(0.01)

Weighted average common shares -
basic and diluted	14,797,777	7,146,318

The accompanying notes are an integral part of these financial statements.

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
December 7, 1999 (Date of Inception) to December 31, 2010
						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 7, 1999 (date of inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock for:
Cash	-	-	114,500	115	795	-	910
Stock subscription receivable	-	-	93,000	93	372	-	465
Net loss	-	-	-	-	-	(910)	(910)

Balance at December 31, 1999	-	-	207,500	208	1,167	(910)	465

Issuance of common stock for services	-	-	1,001,400	1,001	4,006	-	5,007
Net loss	-	-	-	-	-	(10,131)	(10,131)

Balance at December 31, 2000	-	-	1,208,900	1,209	5,173	(11,041)	(4,659)

Issuance of common stock for cash	-	-	104,000	104	2,896	-	3,000
Net loss	-	-	-	-	-	(3,865)	(3,865)

Balance at December 31, 2001	-	-	1,312,900	1,313	8,069	(14,906)	(5,524)

Issuance of common stock for cash	-	-	5,000,000	5,000	95,000	-	100,000
Net loss	-	-	-	-	-	(21,911)	(21,911)

Balance at December 31, 2002	-	-	6,312,900	6,313	103,069	(36,817)	72,565

Net loss	-	-	-	-	-	(19,405)	(19,405)

Balance at December 31, 2003	-	-	6,312,900	6,313	103,069	(56,222)	53,160

Net loss	-	-	-	-	-	(37,044)	(37,044)

Balance at December 31, 2004	-	-	6,312,900	6,313	103,069	(93,266)	16,116

Balance at December 31, 2004	-	-	6,312,900	6,313	103,069	(93,266)	16,116

Net loss	-	-	-	-	-	(28,257)	(28,257)

Balance at December 31, 2005	-	-	6,312,900	6,313	103,069	(121,523)	(12,141)

Net loss	-	-	-	-	-	(24,265)	(24,265)

Balance at December 31, 2006	-	-	6,312,900	6,313	103,069	(145,788)	(36,406)

Net loss	-	-	-	-	-	(26,514)	(26,514)

Balance at December 31, 2007	-	-	6,312,900	6,313	103,069	(172,302)	(62,920)

Issuance of common stock for conversion of debt	-	-	833,418	833	82,509	-	83,342

Beneficial conversion feature	-	-	-	-	80,000	-	80,000

Net loss	-	-	-	-	-	(73,831)	(73,831)

Balance at December 31, 2008	-	-	7,146,318	7,146	265,578	(246,133)	26,591

Net loss	-	-	-	-	-	(66,837)	(66,837)

Balance at December 31, 2009	-	-	7,146,318	7,146	265,578	(312,970)	(40,246)

Issuance of common stock for:
Cash	-	-	15,352,385	15,353	751,666	-	767,019
Related Party Payables	-	-	1,178,140	1,178	57,729	-	58,907

Net loss	-	-	-	-	-	(69,085)	(69,085)

Balance at December 31, 2010	-	$-	$23,676,843	$23,677	$1,074,973	$(382,055)	$716,595

The accompanying notes are an integral part of these financial statements.

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009 and Cumulative Amounts

			Cumulative
	2010	2009	Amounts
Cash flows from operating activities:
Net loss	$(69,085)	(66,837)	(382,055)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Impairment of franchise agreement	-	-	25,000
Gain on foreign currency transaction	-	(13,528)	(13,152)
Amortization of beneficial conversion feature	40,000	40,000	80,000
Gain on sale of PWS rights	(23,887)	-	(23,887)
(Increase) decrease in:
Interest receivable	5,722	(9,674)	(4,870)
Increase (decrease) in:
Accounts payable	(17,816)	13,376	-
Related party accounts payable	5,998	26,491	60,737
Related party interest payable	(11,141)	10,099	-
Net cash used in operating activities	(70,209)	(73)	(253,220)

Cash flows from investing activities:
Purchase of franchise agreement	-	-	(25,000)
Payments on note receivable	95,227	-	95,227
Issuance of note receivable	(378,963)	-	(461,038)
Gain on sales of PWS rights	23,887	-	23,887
Net cash used in investing activities	(259,849)	-	(366,924)

Cash flows from financing activities:
Proceeds from related party notes payable	8,000	100	193,812
Payments on related party notes payable	(110,470)	-	(110,470)
Decrease in stock subscription receivable	-	-	465
Issuance of common stock	767,019	-	870,929
Net cash provided by financing activities	664,549	100	954,736
Net increase in cash	334,491	27	334,592
Cash, beginning of period	101	74	-
Cash, end of period	$334,592	101	334,592

The accompanying notes are an integral part of these financial statements.

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements include the accounts of Montana Mining Corp. (“Montana”), which was organized under the laws of the State of Nevada on December 7, 1999 (date of inception), and Fitness USA, Inc. (“Fitness USA”), a wholly-owned subsidiary (collectively the “Company”). The Company has identified a suitable business opportunity for acquisition but has not as yet closed on the transaction.

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

Income Taxes

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

If the Company has uncertain tax positions, they are evaluated by management and a loss contingency is recognized when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment and the amount ultimately sustained for an uncertain tax position could differ from the amount recognized. As of December 31, 2010, management did not identify any uncertain tax positions. The tax years previous to 2008 are closed to examination by the Internal Revenue Service.

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive. The Company does not have any stock options or warrants outstanding at December 31, 2010 and 2009.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 2 – Going Concern

As of December 31, 2010, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to seek additional equity or debt financing in the event it completes the acquisition of JBP, S.R.L. (JBP) (see Note 10). There can be no assurance that such funds will be available to the Company or that it will complete its acquisition of JBP.

Note 3 – Notes Receivable

During 2010, the Company advanced $378,963 to JBP (see Note 10) under a secured note receivable. The note is secured by all assets of JBP, bears interest at 6%, and is due December 31, 2012.

During 2010, the Company received payment in full on its note receivable from Produced Water Solutions, Inc. / Dobhai Ventures, Inc. (see Note 9).

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 4 – Related Party Payables

Related party accounts payable consists of the following:

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 4 – Related Party Payables (continued)

Related party notes payable consist of the following:

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 5 – Sales of Common Stock and Change of Control

On September 28, 2010, an individual purchased 1,000,000 shares of the Company’s common stock in exchange for $50,000.

On June 30, 2010, an individual purchased 10,534,527 shares of the Company’s common stock or 49% of the outstanding common stock in exchange for $526,126 in connection with the Company’s intention to acquire JBP from Park Capital Management, Inc. (Park), a minimum private placement of equity being a condition of the intended acquisition. The same subscriber’s equity interest in our common stock constitutes a change in control of the Company.

On June 30, 2010, an individual purchased 3,817,858 shares of the Company’s common stock, or 18% of the outstanding common stock, in exchange for $190,893.

Note 6 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 6 – Income Taxes (continued)

Deferred tax assets are as follows at December 31:

The Company has federal income tax net operating loss carryforwards of approximately $13,000, which begin to expire in 2020. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 7 – Supplemental Cash Flow Information

During 2010 and 2009, actual amounts paid for interest were $19,874 and $0, respectively.  No amounts were paid for income taxes in the same periods.

During the year ended December 31, 2010 the Company issued 1,178,140 shares of common stock in exchange for a reduction of related party accounts payable of $58,907.

Note 8 – Fair Value of Financial Instruments

None of the Company’s financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2010 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet.

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

On August 26, 2009, the Company entered into an Assignment Agreement (the Assignment) with Dobhai Ventures, Inc., (Dobhai), PWS, and the shareholders of PWS in order to assign the Company’s interest in the share exchange agreement with PWS to Dobhai for $1.00. The Assignment also provides that, if Dobhai acquires PWS, the Company will receive a two and one half percent (2½%) royalty on all net revenue realized by Dobhai or PWS from services that utilize PWS’ reverse osmosis and ultra-filtration technology for thirty six (36) months from the date of the transaction up to a maximum royalty payment of $1,000,000 and a cash payment of $135,000 payable by Dobhai to the Company within ten days of Dobhai’s acquisition of PWS.

During 2010, the Company received $135,000 as collection of the note receivable, related interest receivable, and a gain on the sale of the rights to acquire PWS.

Note 10 –Purchase Agreement

On August 20, 2010, the Company entered into a Purchase Agreement (the Agreement) with Park to acquire JBP as a wholly-owned subsidiary. Pursuant to the Agreement, the Company will acquire all of the issued and outstanding shares of JBP from Park in exchange for fifteen million two hundred and eighty-two thousand one hundred and twenty (15,282,120) shares of common stock and six million eight hundred and twenty-four thousand and three hundred (6,824,300) share purchase warrants to be exercised within ten years of the grant date at an exercise price of $0.005 a share.

The Agreement further requires that the Company pay a finder’s fee comprised of one million five hundred and twenty-eight thousand two hundred and twelve (1,528,212) shares of common stock and six hundred and eighty-two thousand four hundred and thirty (682,430) share purchase warrants to be exercised within three years of the grant date at an exercise price of $0.06 a share.

The Company has satisfied the financing precondition and is now in the process of working with JBP to conclude its due diligence inquiry into JBP, its assets, business, and prospects.

Note 11 – Subsequent Events

The Company evaluated its December 31, 2010 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 12 – Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or “ASU 2009-13.” ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor’s performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. Early application is permitted. The adoption of ASU 2009-13 will not have a material impact on our financial position or results of operations.

In July 2010, FASB issued ASU No. 2010-20 “Disclosures about the credit quality of financing receivables and the allowance for credit losses”, which requires expanded disclosures about the credit quality of an entity’s financing receivables and its allowance for credit loss on a disaggregated basis. This ASU is effective for annual reporting periods ending on or after December 15, 2011. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

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

Other new pronouncements issued but not effective until after January 1, 2011 are not expected to have a significant effect on our financial position or results of operations.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES (ITEM 9A (T))

Management's Annual Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.                   OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Position(s) and Office(s)
Ruairidh Campbell	47	chief executive officer, chief financial officer and director

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, during the period ended December 31, 2010, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

Executive compensation for the periods ended December 31, 2010, and December 31, 2009 to our chief executive officer were $34,238 and $26,491 respectively. Compensation disclosure includes a consulting fee of $12,000 per annum and amounts paid or accrued to a related company for services rendered totaling $22,238 and $14,491 for the years ended December 31, 2010 and 2009, respectively. The increase in executive compensation for services rendered in the current annual period over the prior annual period can be attributed to an increase in those amounts accrued to the related company over the current period in connection with the prospective acquisition of JBP. Additional compensation in the current period of $55,907 was paid to our chief executive and his consulting company in shares of common stock valued at $0.05 a share in settlement of amounts due over the current and prior periods that were accrued and unpaid.

Executive compensation is expected to expand in future periods to include salaries, stock awards and stock options in the event the Company proceeds with a business opportunity.

Table

The following table provides summary information for 2010 and 2009 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ruairidh Campbell CEO, CFO, PAO, and director	2010 2009	12,000* 12,000*	- -	- -	- -	- -	- -	78,235** 14,491***	90,235 26,491

*         Amounts paid or accrued to Mr. Campbell over the respective annual periods.

**       Amounts paid or accrued to a related company of $22,328 during the annual period and amounts paid or accrued to Mr. Campbell and a related company of $55,907 for amounts accrued over the current and prior periods paid in common shares.

***     Amounts paid or accrued to a related company during the annual period.

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of March 29, 2011, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

Title of Class	Names and Addresses of Directors, Officers and Beneficial Owners	Number of Shares	Percent of Class
Common Stock	Ruairidh Campbell 600 Westwood Terrace Austin, Texas 78746	1,778,140*	7.5%
Common Stock	All Executive Officers and Directors as a Group (1)	1,778,140	7.5%
Common Stock	Dwayne Walbaum 340 6th Avenue East, Regina, Saskatchewan, Canada S4N 5A4	10,534,527	44.5%
Common Stock	Owen Walbaum 23 Turner Crescent, Regina, Saskatchewan, Canada S4N 4P7	3,817,858	16.1%
Total		16,130,525	68.1%

*     Mr. Campbell holds 438,140 shares of the Company’s common stock in a related entity.

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

  Ruairidh Campbell, sole executive officer and director has caused the Company to enter into a consulting arrangement with a related company for services rendered in connection with the preparation of documentation that is invoiced as completed. The Company paid the related company a total of $17,378 in 2010.

  Ruairidh Campbell, sole executive officer and director has caused the Company to enter into a debt settlement agreement in connection with fees accrued to himself and a related entity in the amount of $58,907 pursuant to which he and his company were issued an aggregate of 1,178,140 shares in settlement of said due amount.

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Pritchett, Siler & Hardy, P.C. (“Pritchett”) provided audit services to the Company in connection with its annual report and review of quarterly filings during the fiscal years ended December 31, 2010 and 2009. The aggregate fees billed by Pritchett for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements were $14,930 and $8,998, respectively.

Audit Related Fees

Pritchett billed to the Company no fees in 2010 and 2009 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Pritchett billed to the Company no fees in 2010 and 2009 for professional services rendered in connection with the preparation of the Company’s tax returns.

All Other Fees

Pritchett billed to the Company no fees in 2010 and 2009 for other professional services rendered or any other services not disclosed above.

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

Consolidated financial Statements of the Company for the years ended December 31, 2010 and 2009:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27 of this Form 10-K, and are incorporated herein by this reference.

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

Montana Mining Corp.	Date
/s/ Ruairidh Campbell By: Ruairidh Campbell Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Ruairidh Campbell Ruairidh Campbell Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	March 31, 2011

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

10(vii)*                  Extension to Assignment Agreement dated November 29, 2009 (incorporated herein by reference from Exhibit 10 of the Company’s Form 10-K as filed with the Commission on April 13, 2010).

10(viii)*                 Amendment to PWS Share Exchange Agreement dated December 10, 2009 (incorporated herein by reference from Exhibit 10 of the Company’s Form 10-K as filed with the Commission on April 13, 2010).

10(ix)*                   Amendment to PWS Share Exchange Agreement dated March 31, 2010 (incorporated herein by reference from Exhibit 10 of the Company’s Form 10-K as filed with the Commission on April 13, 2010).

10(x)*                    Extension to Assignment Agreement dated March 31, 2010 (incorporated herein by reference from Exhibit 10 of the Company’s Form 10-K as filed with the Commission on April 13, 2010).

10(xi)*                   Asset Purchase Agreement with Park Capital Management, Inc. dated August 30. 2010 (incorporated herein by reference from Exhibit 10 of the Company’s Form 8-K filed with the Commission on August 31, 2010).

10(xii)                    Amendment to the Asset Purchase Agreement with Park Capital Management, Inc. dated November 12, 2010 (attached).

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