Form 10-Q
period 2011-03-31
MONTANA MINING CORP
filed 2011-05-13
CIK 1104672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at May 13, 2011 was 23,676,843.

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

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$250,202	334,592

Total current assets	250,000	334,592

Interest receivable	11,221	4,870
Note receivable	452,462	378,963

Total assets	$713,885	718,425

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,442	-
Related party payable	2,544	1,830

Total current liabilities	7,986	1,830

Commitments

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized, 23,676,843 shares issued and outstanding	23,677	23,677
Additional paid-in capital	1,074,973	1,074,973
Deficit accumulated during the development stage	(392,751)	(382,055)

Total stockholders' equity	705,899	716,595

Total liabilities and stockholders' equity	$713,885	718,425

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,		Cumulative
	2011	2010	Amounts

Revenue	$-	-	-

Operating expenses:
General and administrative costs	17,284	1,813	312,885
Impairment of franchise agreement	-	-	25,000

Loss from operations	(17,284)	(1,813)	(337,885)

Other income (expense):
Interest income	6,588	2,790	28,523
Interest expense	-	(12,843)	(107,276)
Gain on sale of PWS rights	-	-	23,887

Loss before income taxes	(10,696)	(11,866)	(392,751)

Provision for income taxes	-	-	-

Net loss	$(10,696)	(11,866)	(392,751)

Loss per common share - basic and diluted	$-	-

Weighted average common shares -
basic and diluted	23,676,843	7,146,318

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,		Cumulative
	2011	2010	Amounts
Cash flows from operating activities:
Net loss	$(10,696)	(11,866)	(392,751)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Impairment of franchise agreement	-	-	25,000
Gain on foreign currency transaction	-	(3,253)	(13,152)
Amortization of beneficial conversion feature	-	10,000	80,000
Gain on sale of PWS rights	-	-	(23,887)
(Increase) decrease in:
Interest receivable	(6,351)	(2,791)	(11,221)
Increase (decrease) in:
Accounts payable	5,442	(3,292)	5,442
Related party payable	714	3,344	61,451
Related party interest payable	-	2,843	-
Net cash used in operating activities	(10,891)	(5,015)	(264,111)

Cash flows from investing activities:
Purchase of franchise agreement	-	-	(25,000)
Collection of note receivable	-	-	95,227
Increase in note receivable	(73,499)	-	(534,537)
Gain on sale of PWS rights	-	-	23,887
Net cash used in investing activities	(73,499)	-	(440,423)

Cash flows from financing activities:
Proceeds from related party notes payable	-	5,000	193,812
Payments on related party notes payable	-	-	(110,470)
Decrease in stock subscription receivable	-	-	465
Issuance of common stock	-	-	870,929
Net cash provided by financing activities	-	5,000	954,736

Net increase (decrease) in cash	(84,390)	(15)	250,202
Cash, beginning of period	334,592	101	-
Cash, end of period	$250,202	86	250,202

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2011.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Going Concern

As of March 31, 2011, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to seek additional equity or debt financing in the event it completes the acquisition of JBP, S.R.L. (JBP) (see Note 6). There can be no assurance that such funds will be available to the Company or that it will complete its acquisition of JBP.

Note 4 – Note Receivable

The Company has made cash advances to JBP (see Note 6) under a secured note receivable. The note is secured by all assets of JBP, bears interest at 6%, and is due December 31, 2012.

Note 5 – Related Party Payables

	March 31,	December 31,
Related party accounts payable consist of the following:	2011	2010
	(Unaudited)	(Audited)
Payable to a company owned by an officer and shareholder of the Company. The payable is non-interest bearing, due on demand and unsecured	$2,544	1,830

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 6 –Purchase Agreement

On August 20, 2010, the Company entered into a Purchase Agreement (the Agreement) with Park Capital (Park) to acquire JBP, S.R.L. (JBP) as a wholly-owned subsidiary. Pursuant to the Agreement, the Company will acquire all of the issued and outstanding shares of JBP from Park in exchange for fifteen million two hundred and eighty-two thousand one hundred and twenty (15,282,120) shares of common stock and six million eight hundred and twenty-four thousand and three hundred (6,824,300) share purchase warrants to be exercised within ten years of the grant date at an exercise price of $0.005 a share.

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

Note 7 – Subsequent Events

The Company evaluated its March 31, 2011 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 8 – Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-01 (ASU 2011-01) Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.    The Company does not expect the provisions of ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 8 – Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or “ASU 2009-13.” ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor’s performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. The adoption of ASU 2009-13 did not have a material impact on our financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20 “Disclosures about the credit quality of financing receivables and the allowance for credit losses”, which requires expanded disclosures about the credit quality of an entity’s financing receivables and its allowance for credit loss on a disaggregated basis. This ASU is effective for annual reporting periods ending on or after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this guidance will not have a material impact on our financial position and results of operations.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Information presented herein is based on the three month period ended March 31, 2011 and the period since inception to March 31, 2011. Our fiscal year end is December 31.

Discussion and Analysis

Our plan of operation over the next twelve to twenty four months is to design, construct and operate a premiere destination resort in the Dominican Republic to be known as ParkVida that will be focused on mountain biking of all disciplines (i.e. downhill, cross-country, free ride, dirt jump, trials/street, and cyclocross) in addition to a host of other exciting activities.

On August 20, 2010, we entered into an agreement, as amended, with Park Capital Management, Inc. (Park) to acquire JBP S.R.L (JBP) as a wholly-owned subsidiary. The agreement requires that we issue fifteen million two hundred and eighty-two thousand one hundred and twenty (15,282,120) shares of common stock and six million eight hundred and twenty-four thousand and three hundred (6,824,300) share purchase warrants to be exercised within ten years of the date of grant at an exercise price of $0.005 a share to the shareholders of Park. The agreement further requires that we pay a finder’s fee of one million five hundred and twenty-eight thousand two hundred and twelve (1,528,212) shares and six hundred and eighty-two thousand four hundred and thirty (682,430) share purchase warrants to be exercised within three years of the date of grant at an exercise price of $0.06 a share. The transaction is conditioned on the realization of certain milestones on or before closing the transaction, including a private placement. We have since completed the private placement of and are now in the process of completing our due diligence inquiry. Proceeds of the private placement are being used primarily for the development of the project through a series of secured loans to JBP. We have not closed the transaction with JBP though we do anticipate closing during the third quarter of 2011.

Should we close the acquisition of JBP, as anticipated, the Company will require a minimum of $10 million dollars in additional debt or equity funding in 2011. Such financing is not currently committed and there can be no assurance that such financing will be available within the next twelve months. In the event we do not close our anticipated transaction to acquire JBP, the Company will have sufficient funding over the next 12 months to maintain operations and seek out an alternative business opportunity.

Results of Operations

During the three month period ended March 31, 2011, the Company (i) satisfied continuous public disclosure requirements; (ii) expanded its due diligence with respect to ParkVida; and (iii) worked with JBP to continue the development of ParkVida with Company loans.

Net Loss

For the period from December 7, 1999, to March 31, 2011, the Company recorded a net loss of $392,751. Net losses for the three month period ended March 31, 2011 were $10,696 as compared to $11,866 for the three month period ended March 31, 2010. The decrease in the Company’s net losses over the comparative three month periods can be attributed primarily to the elimination of interest expense and the increase in interest income in the current three month period. The Company’s cumulative operating loss is mostly due to costs associated with a forfeited option agreement, an impaired franchise fee, interest expenses and general and administrative expenses. General and administrative expenses include accounting costs, consulting fees, mining exploration expenses, due diligence costs and the preparation of disclosure documentation.

We did not generate revenue during this period and expect to continue to incur losses.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999, to March 31, 2011.

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

The Company had total assets of $713,885 as of March 31, 2011, consisting of cash of $250,202, interest receivable from JBP of $11,221 and a note receivable of $452,462 from JBP. The Company had current and total liabilities of $7,986 as of March 31, 2011, consisting of $5,442 in accounts payable, $2,544 in related party payables. Net stockholders' equity in the Company was $705,899 at March 31, 2011.

Cash flow used in operating activities was $264,111 for the period from December 7, 1999, to March 31, 2011. Cash flow used in operating activities for the three month period ended March 31, 2011 increased to $10,891 as compared to $5,015 for the three month period ended March 31, 2010. The change in cash flows used in operating activities over the comparative three month periods can be attributed primarily to the elimination of the amortization of beneficial conversion feature and an increase in interest receivable in the current period.  The Company’s cumulative cash flow used in operating activities was used on accounting, administration, consulting, exploration expenses and a franchise fee. We expect to continue to use cash flow in operating activities over the next twelve months in developing ParkVida.

Cash flow provided from financing activities was $954,736 for the period from December 7, 1999, to March 31, 2011.  Cash flow provided by financing activities for the three months ended March 31, 2011 was $0 as compared to $5,000 for the three months ended March 31, 2010. The Company’s cumulative financing activities have consisted of sales of the Company’s common stock as well as related and non-related party loans. We expect to continue to use cash flow provided by financing activities to raise additional funds to follow our plan of operation.

Cash flow used in investing activities was $440,423 for the period from December 7, 1999, to March 31, 2011. Cash flow used in investing activities for the three month period ended March 31, 2011 was $73,499 as compared to $0 for the three month period ended March 31, 2010.  The increase in cash flows used in investing activities over the comparative three month periods can be attributed to a series of secured loans made to JBP in connection with the development of ParkVida. Cash flow used in investing activities over the cumulative period can be partially attributed to those amounts loaned to JBP, a franchise fee and the loan to PWS. We do expect to use cash flow in investing activities going forward into future periods.

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

The Company had no lines of credit or other bank financing arrangements as of March 31, 2011.

The Company had no commitments for future capital expenditures that were material at March 31, 2011.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of March 31, 2011, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $382,055 as of December 31, 2010, which deficit increased to $392,751 as of March 31, 2011.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from its prospective development of JBP or alternative business opportunities; and (iii) obtaining loans and grants from financial or government institutions.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

Recent Accounting Pronouncements

Please see Note 8 to our consolidated financial statements for recent accounting pronouncements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.          CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $382,055 at December 31, 2010, which increased to $392,751 at March 31, 2011. During the initial three months of this year we recorded a net loss of $10,696. The Company has never realized revenue from operations. Our only expectation of future profitability is dependent on the successful development of ParkVida as a resort, or in the event that our transaction with ParkVida does not close, some other revenue producing business opportunity.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 20 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Montana Mining Corp.                                                                        Date

/s/ Ruairidh Campbell                                                              May 13, 2011

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

10(xii)*                  Amendment to the Asset Purchase Agreement with Park Capital Management, Inc. dated November 12, 2010 (incorporated herein by reference from Exhibit 10 of the Form 10-K filed with the Commission on March 31, 2011).

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