Form 10-Q
period 2011-06-30
MONTANA MINING CORP
filed 2011-08-15
CIK 1104672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at August 15, 2011 was 23,676,843.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” and “us” refer to Montana Mining Corp., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

MONTANA MINING CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$132,136	334,592

Total current assets	132,136	334,592

Interest receivable	19,260	4,870
Note receivable	556,771	378,963

Total assets	$708,167	718,425

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,622	-
Related party payable	3,300	1,830

Total current liabilities	6,922	1,830

Commitments

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized, 23,676,843 shares issued and outstanding	23,677	23,677
Additional paid-in capital	1,074,973	1,074,973
Deficit accumulated during the development stage	(397,405)	(382,055)

Total stockholders' equity	701,245	716,595

Total liabilities and stockholders' equity	$708,167	718,425

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cumulative
	2011	2010	2011	2010	Amounts

Revenue	$-	-	-	-	-

Operating expenses:
General and administrative costs	12,827	21,833	30,112	23,646	325,713
Impairment of franchise agreement	-	-	-	-	25,000

Loss from operations	(12,827)	(21,833)	(30,112)	(23,646)	(350,713)

Other income (expense):
Interest income	8,174	2,559	14,762	5,349	36,697
Interest expense	-	(12,770)	-	(25,613)	(107,276)
Gain on sale of assets	-	-	-	-	23,887

Loss before income taxes	(4,653)	(32,044)	(15,350)	(43,910)	(397,405)

Provision for income taxes	-	-	-	-	-

Net loss	$(4,653)	(32,044)	(15,350)	(43,910)	(397,405)

Loss per common share - basic and diluted	$-	-	-	(0.01)

Weighted average common shares -
basic and diluted	23,676,843	7,304,037	23,676,843	7,225,613

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,		Cumulative
	2011	2010	Amounts
Cash flows from operating activities:
Net loss	$(15,350)	(43,910)	(397,405)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	-	-	5,007
Impairment of franchise agreement	-	-	25,000
Gain on foreign currency transaction	-	(193)	(13,152)
Amortization of beneficial conversion feature	-	20,000	80,000
Gain on sale of assets	-	-	(23,887)
(Increase) decrease in:
Interest receivable	(14,390)	(5,334)	(19,260)
Increase (decrease) in:
Accounts payable	3,622	2,876	3,622
Related party payable	1,470	13,357	62,207
Related party interest payable	-	5,613	-

Net cash used in operating activities	(24,648)	(7,591)	(277,868)

Cash flows from investing activities:
Purchase of franchise agreement	-	-	(25,000)
Collection of note receivable	-	-	95,227
Increase in note receivable	(177,808)	-	(638,846)
Gain on sale of assets	-	-	23,887

Net cash used in investing activities	(177,808)	-	(544,732)

Cash flows from financing activities:
Proceeds from related party notes payable	-	8,000	193,812
Payments on related party notes payable	-	-	(110,470)
Decrease in stock subscription receivable	-	-	465
Stock offering costs	-	(600)	-
Issuance of common stock	-	717,619	870,929

Net cash provided by financing activities	-	725,019	954,736

Net increase (decrease) in cash	(202,456)	717,428	132,136

Cash, beginning of period	334,592	101	-

Cash, end of period	$132,136	717,529	132,136

The accompanying notes are an integral part of these financial statements

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management of Montana Mining Corp. (the “Company”) in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2011.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in the following notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Going Concern

As of June 30, 2011, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to seek additional equity or debt financing to develop the ParkVida destination resort in the Dominican Republic through JBP, S.R.L. (“JBP”) (see Note 6). There can be no assurance that such funds will be available to the Company.

Note 4 – Note Receivable

The Company has made cash advances to JBP (see Note 6) under a secured note receivable. The note is secured by all assets of JBP, bears interest at 6%, and is due December 31, 2012.

Note 5 – Related Party Payable

Related party accounts payable consists of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Payable to a company owned by an officer and shareholder of the company. The payable is non-interest bearing, due on demand, and unsecured.	$3,300	1,830

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Note 6 –Purchase Agreement

On August 20, 2010, the Company entered into a Purchase Agreement (the “Agreement”) with Park Capital Management, Inc. (“Park”) to acquire JBP as a wholly-owned subsidiary. Pursuant to the Agreement, the Company will acquire all of the issued and outstanding shares of JBP from Park in exchange for fifteen million two hundred eighty-two thousand one hundred twenty (15,282,120) shares of common stock and six million eight hundred twenty-four thousand three hundred (6,824,300) share purchase warrants to be exercised within ten years of the grant date at an exercise price of $0.005 a share.

The Agreement further requires that the Company pay a facilitation fee of one million five hundred twenty-eight thousand two hundred twelve (1,528,212) shares of common stock and six hundred eighty-two thousand four hundred thirty (682,430) share purchase warrants to be exercised within three years of the grant date at an exercise price of $0.06 a share.

Note 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

MONTANA MINING CORP.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Note 8 – Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating the impact of the adoption of ASU 2011-05 on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.   ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable.  The Company is currently evaluating the impact of the adoption of ASU 2011-04 on its financial position, results of operations and disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Information presented herein is based on the three and six month periods ended June 30, 2011 and 2010, and the period since inception to June 30, 2011. Our fiscal year end is December 31.

Discussion and Analysis

On August 20, 2010 our board of directors approved the execution of an Asset Purchase Agreement, as amended on November 20, 2010 (the “Agreement”), to acquire JBP, S.R.L. (“JBP”) as a wholly owned subsidiary. On June 30, 2011, our board of directors determined that our stockholders should consider whether to approve the acquisition of JBP. A majority of our stockholders approved the acquisition by written consent on June 30, 2011 and authorized the Company to close the Agreement subject to the terms and conditions provided therein.

The Company intends to acquire 100% of JBP from Park Capital Management, Inc. (“Park”) in exchange for the issuance of 15,282,120 shares of common stock and 6,824,300 share purchase warrants to be exercised within ten years of the date of grant at an exercise price of $0.005 per share. The Agreement further requires us to issue to a third party a facilitation fee of 1,528,212 shares and 682,430 share purchase warrants to be exercised within three years of the date of grant at an exercise price of $0.06 per share.

Once we have acquired JBP, the Company’s business will become that of JBP which is to develop the ParkVida destination resort in the Dominican Republic.

ParkVida will be located at the top of the Cordillera Central mountain range in the Dominican Republic. The 700 acre former coffee plantation site sits next to a national park. We expect that ParkVida will offer 199 hotel rooms, cottages and “tree houses” spread across the site. The main adventure activities will be focused on downhill and cross-country mountain biking with a dedicated chairlift for the uphill return. Other intended activities include zip lining, adventure rope courses, water slides, hiking, fishing, spa, mule riding, quad biking, cultural classes, eco tours and coffee growing experiences.

In order to capitalize ParkVida, construction of the project will be split into two phases. We are taking a two-phase development approach intended to grow the project in an economically sustainable fashion. During Phase 1 we will develop 40 accommodation units and a host of activities (many developed to a smaller scale than in the final plan). During Phase 2 we will develop another 160 accommodation units and other additional activities.

Our plan of operation over the next twelve months is to finalize the phased design of ParkVida, complete an environmental study, obtain the requisite governmental regulatory approvals and initiate construction.

Such financing is not currently committed and there can be no assurance that such financing will be available within the next twelve months.

Future Financings

Our financing requirement for ParkVida Phase 1 is $5.8 million. We intend to initiate construction before the end of 2011 with an opening planned for November 2012. Funds for Phase 1 are expected from a combination of debt and equity financings.

ParkVida Phase 2 will require an additional $43.5 million. Construction is expected to commence in November 2013 with a grand opening planned for November 2014. Funding for the development and construction of Phase 2 is anticipated to be in the form of a traditional construction loan. Following the completion of construction we expect to secure long-term financing to retire the loan.

Such requisite financings for the development of both Phase 1 and Phase 2 are not committed and there can be no assurance that financing will be available within the next twelve months to develop ParkVida within our anticipated timeline or at all.

Results of Operations

During the six month period ended June 30, 2011, the Company (i) satisfied continuous public disclosure requirements, (ii) expanded its due diligence with respect to JBP and ParkVida, and (iii) worked with JBP to continue the development of ParkVida through a series of loans.

Net Loss

For the period from December 7, 1999, to June 30, 2011, the Company recorded a net loss of $397,405. Net losses for the three month period ended June 30, 2011 were $4,653 as compared to $32,044 for the three month period ended June 30, 2010. Net losses for the six month period ended June 30, 2011 were $15,350 as compared to $43,910 for the six month period ended June 30, 2010. The decrease in the Company’s net losses over the comparative three month periods can be attributed to a decrease in general and administrative expenses, the elimination of interest expense, and the increase in interest income in the current three month period. The decrease in the Company’s net losses over the comparative six month periods can be attributed primarily to the elimination of interest expense and the increase in interest income in the current six month period. Our cumulative net losses are mainly due to costs associated with a forfeited option agreement, an impaired franchise fee, interest expenses and general and administrative expenses. General and administrative expenses include accounting costs, consulting fees, mining exploration expenses, due diligence costs and the preparation of disclosure documentation.

We did not generate revenue during this period and expect to continue to incur losses.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 7, 1999, to June 30, 2011.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profits.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

The Company had total assets of $708,167 as of June 30, 2011, consisting of cash of $132,136, interest receivable from JBP of $19,260 and a note receivable from JBP of $556,771. The Company had current and total liabilities of $6,922 as of June 30, 2011, consisting of $3,622 in accounts payable and $3,300 in related party payables. Net stockholders' equity in the Company was $701,245 at June 30, 2011.

Cash flow used in operating activities was $277,868 for the period from December 7, 1999, to June 30, 2011. Cash flow used in operating activities for the six month period ended June 30, 2011 was $24,648 as compared to $7,591 for the six month period ended June 30, 2010. The difference in cash flows used in operating activities over the comparative six month periods can be attributed primarily to payments for related party payables and related accrued interest.  Our cumulative cash flow used in operating activities was used on accounting, administration, consulting, exploration expenses and a franchise fee. We expect to continue to use cash flow in operating activities over the next twelve months in developing ParkVida.

Cash flow used in investing activities was $544,732 for the period from December 7, 1999, to June 30, 2011. Cash flow used in investing activities for the six month period ended June 30, 2011 was $177,808 as compared to $0 for the six month period ended June 30, 2010.  The difference in cash flows used in investing activities over the comparative six month periods can be attributed to a series of secured loans made to JBP in connection with the development of ParkVida. Cash flow used in investing activities over the cumulative period can be partially attributed to those amounts loaned to JBP, a franchise fee and the loan to PWS. We do expect to use cash flow in investing activities going forward into future periods.

Cash flow provided from financing activities was $954,736 for the period from December 7, 1999, to June 30, 2011. Cash flow provided by financing activities for the six months ended June 30, 2011 was $0 as compared to $725,019 for the six months ended June 30, 2010. The Company’s cumulative financing activities have consisted of sales of the Company’s common stock as well as related and non-related party loans. We expect to continue to use cash flow provided by financing activities to develop ParkVida.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months. We will have to seek at least $6,000,000 in debt or equity financing to fund our anticipated development of ParkVida.  The Company has no current commitments or arrangements with respect to, or immediate sources of this financing. Further, no assurances can be given that financing is available. Although our shareholders may be our most likely source of financing, none have made any commitment, and the Company has no agreement formal or otherwise. The Company’s inability to obtain sufficient financing for ParkVida will have a material adverse affect on its ability to fulfill its plan of operation.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of June 30, 2011.

The Company had no commitments for future capital expenditures that were material at June 30, 2011.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any property or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of June 30, 2011, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $382,055 as of December 31, 2010, which deficit increased to $397,405 as of June 30, 2011.  The Company’s ability to continue as a going concern is subject to our realization of a profit and / or obtaining financing from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining financing from the private placement of debt or equity; (ii) realizing revenues from its development of JBP; and (iii) obtaining loans and grants from financial or government institutions.  Management believes that it will be able to obtain financing to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward-looking statements. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•         our anticipated financial performance;

•         uncertainties related to development of the ParkVida;

•         our ability to generate revenue in the event we complete the development of ParkVida;

•         our ability to raise additional capital to fund the development of ParkVida;

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception in 1999, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $382,055 at December 31, 2010, which increased to $397,405 at June 30, 2011. We have never realized revenue from operations. Our only expectation of future profitability is dependent on the successful development of ParkVida.

The Company’s limited financial resources and historical performance cast severe doubt on its ability to develop ParkVida.

The Company’s future operation is dependent on the development and ultimate success of ParkVida yet our ability to procure the financing necessary to complete that development is in doubt. Current resources are limited and we are burdened by a historical inability to realize requisite financing.  Our inability to finance the development of ParkVida may likely force us to cease operations.

We require near term financing to meet working capital requirements.

We require near term financing through equity offerings or debt placements to meet current working capital requirements.  Despite the immediacy of necessary financing, the Company has no commitment to raise any of the requisite capital, without which it will not be able to meet its financial obligations.

Unpredictability of future revenues and potential fluctuations in our operating results.

Since we have no history of generating revenues in the hospitality industry or at all, we are unable to provide accurate forecasts of anticipated revenues. Although we expect to rely on the expertise of consultants experienced in the field to indicate performance going forward, our current and future expense levels are based largely on our own estimates. Further, our future commitments may make it prohibitive to adjust spending to compensate for unexpected revenue shortfalls or delay. Accordingly, any significant shortfall or delay in realizing revenue in relation to our planned expenditures would have an immediate adverse affect on our business, financial condition, and results of operations.

The results of our operations depend on the efforts of third parties.

Almost all of our operations depend on the efforts of third parties including Modularis and Select International Ltd. Despite being experts in their respective fields, our dependence on third parties to initiate, determine and conduct operations could impede our prospects for success.

Our ability to begin construction on ParkVida will depend upon the receipt of governmental approvals.

JBP is currently coordinating efforts to obtain government approvals for ParkVida from the Dominican Republic. Approval will require JBP to provide the government with a comprehensive plan detailing the development of ParkVida as well as an environmental impact statement for the project.  A lengthy application process or a rejection of JBP’s application may cause us to abandon our plan to develop ParkVida or alternatively to change our businesses development objectives in the Dominican Republic.

Developing and operating destination resorts like ParkVida are inherently risky.

We will be exposed to potential setbacks during the development of ParkVida. Destination resorts require a lengthy development period, necessitate complicated space planning and design, are highly capital intensive and face high market expectations in terms of the physical product offering. Setbacks related to any of these factors could negatively affect costs and influence future investment returns. Additionally, a new set of risks will arise in the event we complete the resort, including volatility in our net operating income. Fluctuations in the operating performance of ParkVida could negatively impact net operating income which in turn could affect our ability to service any future mortgage or senior debt, potentially forcing us into liquidation.

The acquisition of JBP could decrease the value of your stock in the near term.

JBP is a development stage company with no history of realizing revenue from operations and a working capital deficit, about which its auditors have expressed an opinion as to JBP’s ability to continue as a going concern. Additionally, JBP expects losses in the future and its current assets are insufficient to conduct its minimum plan of operation over the next 12 months. Given these facts, the acquisition of JBP could result in significant losses for us in the near term which could decrease the value of our stock.

We are dependent upon key personnel who would be difficult to replace.

Our continued operation will be largely dependent on the efforts of Ruairidh Campbell, our sole officer and director, and Jay Blackmore, JBP’s president. We do not maintain key-person insurance on Mr. Campbell or Mr. Blackmore. Our future success also will depend in large part on our ability to identify, attract and retain other highly qualified managerial, technical, sales, and marketing personnel. Competition for these individuals is intense. The loss of the services of either Mr. Campbell or Mr. Blackmore or our inability to identify, attract or retain qualified personnel in the future, or delays in hiring qualified personnel, could make it more difficult for us to maintain our operations and meet objectives.

Risks Related to the Company’s Stock

The market for our common stock is limited and our stock price may be volatile.

The market for our common stock is limited due to low trading volume and the small number of brokerage firms acting as market makers. Due to these market limitations and frequent volatility in the market price of our stock, our stockholder may face difficulties in selling shares. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

If the market price for our common stock declines, stockholders or others may be encouraged to engage in short selling, depressing the market price.

The significant downward pressure on the price of the common stock as stockholders or others sell material amounts of common stock could encourage short sales. Short selling is the selling of a security that the seller does not own, or any sale that is completed by the delivery of a security borrowed by the seller. Short sellers assume that they will be able to buy the stock at a lower amount than the price at which they sold it short. Significant short selling of a company’s stock creates an incentive for market participants to reduce the value of that company’s common stock. If a significant market for short selling our common stock develops, the market price of our common stock could be significantly depressed.

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly.

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

Our common stock is currently deemed to be “penny stock”, which makes it more difficult for stockholders to sell their shares.

Our common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of stockholders and provide stockholders with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, stockholders will find it more difficult to dispose of our securities.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights for our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contain a specific provision that eliminates the liability of directors for monetary damages to us and our stockholders. Further, we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

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

Montana Mining Corp.                                                                        Date

/s/ Ruairidh Campbell                                                              August 15, 2011

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

EXHIBITS

Exhibit No.      Exhibit Description

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

3(i)(d)*                    Amendment to Articles of Incorporation filed with the State of Nevada on August 10, 2011 (incorporated herein by reference from Exhibit 3(i)(d) of the Company’s Form 8-K as filed with the Commission on August 10, 2011).

3(ii)*                       By-laws of the Company adopted on December 10, 1999 formerly known as Aswan Investments, Inc. (incorporated herein by reference from Exhibit No. 3(i) of the Company's Form 10-SB as filed with the Commission on February 3, 2000).

10(i)*                      PWS Share Exchange Agreement dated November 20, 2008 (incorporated herein by reference from Exhibit 10 of the Company’s Form 8-K as filed with the Commission on December 3, 2008).

10(ii)*                     Amendment to PWS Share Exchange Agreement dated February 2, 2009 (incorporated herein by reference from Exhibit 10 of the Company’s Form 8-K as filed with the Commission on March 3, 2009).

10(iii)*                    Amendment to PWS Share Exchange Agreement dated July 9, 2009 (incorporated herein by reference from the Company’s Form 8-K as filed with the Commission on July 14, 2009).

10(iv)*                    Amendment to PWS Share Exchange Agreement dated July 22, 2009 (incorporated herein by reference from the Company’s Form 10-Q as filed with the Commission on August 5, 2009).

10(v)*                     Assignment Agreement dated August 26, 2009 (incorporated herein by reference from Exhibit 10 of the Company’s Form 8-K as filed with the Commission on August 31, 2009).

10(vi)*                    Extension to Assignment Agreement dated November 29, 2009 (incorporated herein by reference from Exhibit 10 of the Company’s Form 10-K as filed with the Commission on April 13, 2010).

10(vii)*                   Amendment to PWS Share Exchange Agreement dated December 10, 2009 (incorporated herein by reference from the Company’s Form 10-K as filed with the Commission on April 13, 2010).

10(viii)*                  Amendment to PWS Share Exchange Agreement dated March 31, 2010 (incorporated herein by reference from the Company’s Form 10-K as filed with the Commission on April 13, 2010).

10(ix)*                    Extension to Assignment Agreement dated March 31, 2010 (incorporated herein by reference from Exhibit 10 of the Company’s Form 10-K as filed with the Commission on April 13, 2010).

10(x)*                     Asset Purchase Agreement with Park Capital Management, Inc. dated August 30. 2010 (incorporated herein by reference from Exhibit 10 of the Company’s Form 8-K filed with the Commission on August 31, 2010).

10(xi)*                    Amendment to the Asset Purchase Agreement with Park Capital Management, Inc. dated November 12, 2010 (incorporated herein by reference from Exhibit 10 of the Form 10-K filed with the Commission on March 31, 2011).

14*                          Code of Ethics adopted April 14, 2004 (incorporated herein by reference from Exhibit No. 14 of the Company’s Form 10-KSB/A filed with the Commission on April 16, 2004).

21*                          Subsidiaries of the Company (incorporated herein by reference from Exhibit 3(i)(d) of the Company’s Form 8-K as filed with the Commission on August 10, 2011).

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

101. INS                 XBRL Instance Document†

101. PRE                 XBRL Taxonomy Extension Presentation Linkbase†

101. LAB                XBRL Taxonomy Extension Label Linkbase†

101. DEF                XBRL Taxonomy Extension Label Linkbase†

101. CAL                XBRL Taxonomy Extension Label Linkbase†

101. SCH                XBRL Taxonomy Extension Schema†

*                              Incorporated by reference from previous filings of the Company.

†                                              Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.