Form 10-Q
period 2011-09-30
PARK VIDA GROUP, INC.
filed 2011-11-15
CIK 1104672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number: 000-29321

PARK VIDA GROUP, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at November 14, 2011 was 40,487,175.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” and “us” refer to Park Vida Group, Inc., a Nevada corporation, and its subsidiary unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

PARK VIDA GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$15,043	-
Prepaid expenses	4,400	71,250

Total current assets	19,443	71,250

Property and equipment, net	735,371	585,560

Total assets	$754,814	656,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,331	8,461
Related party payables	86,815	-
Accrued expenses	-	4,870
Note payable	-	378,963

Total current liabilities	116,146	392,294

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares
authorized, 40,487,175 and 16,810,332 shares issued
and outstanding, respectively	40,487	16,810
Additional paid-in capital	1,327,059	732,214
Deficit accumulated during the development stage	(728,878)	(484,508)
Total stockholders' equity	638,668	264,516
Total liabilities and stockholders' equity	$754,814	656,810

The accompanying notes are an integral part of these consolidated financial statements

PARK VIDA GROUP, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Cumulative
	2011	2010	2011	2010	Amounts

Revenue	$-	-	-	-	-

General and administrative costs	94,480	32,183	220,268	151,864	699,906

Loss from operations	(94,480)	(32,183)	(220,268)	(151,864)	(699,906)

Interest expense	(9,711)	-	(24,102)	-	(28,972)

Loss before provision for income taxes	(104,191)	(32,183)	(244,370)	(151,864)	(728,878)

Provision for income taxes	-	-	-	-	-

Net loss	$(104,191)	(32,183)	(244,370)	(151,864)	(728,878)

Loss per common share -
basic and diluted	$(0.01)	(0.00)	(0.01)	(0.01)

Weighted average common shares -
basic and diluted	18,611,831	16,810,332	17,417,431	16,810,332

The accompanying notes are an integral part of these consolidated financial statements

PARK VIDA GROUP, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,		Cumulative
	2011	2010	Amounts
Cash flows from operating activities:
Net loss	$(244,370)	(151,864)	(728,878)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	32,286	9,729	58,661
Office rental costs	9,000	9,000	45,000
Reverse recapitalization	99,799		99,799
(Increase) decrease in:
Prepaid expenses	(4,400)	-	(75,650)
Increase (decrease) in:
Accounts payable	20,870	-	29,331
Accrued expenses	-	-	4,870
Related party payables	86,815	-	86,815

Net cash used in operating activities	-	(133,135)	(480,052)

Cash flows from investing activities:
Purchases of property and equipment	-	(50,500)	(398,431)

Net cash used in investing activities	-	(50,500)	(398,431)

Cash flows from financing activities:
Proceeds from note payable	-	25,535	165,459
Cash contributed by stockholders	-	158,100	709,880
Reverse recapitalization	15,043	-	15,043
Issuance of common stock	-	-	3,144

Net cash provided by financing activities	15,043	183,635	893,526

Net change in cash	15,043	-	15,043

Cash, beginning of period	-	-	-

Cash, end of period	$15,043	-	15,043

The accompanying notes are an integral part of these consolidated financial statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the management of Park Vida Group, Inc. (the Company) in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2011.

Note 2 – Reverse Recapitalization

Park Vida Group, Inc. (the Company) was incorporated in the State of Nevada on December 7, 1999 as Montana Mining Corp.

On August 20, 2010, Montana Mining Corp., a U.S. public shell company entered into an asset purchase agreement (the Purchase Agreement) with Park Capital Management, Inc. (Park) to acquire JBP, S.R.L. (JBP) (a privately held company organized on January 1, 2008 under the laws of the Dominican Republic). The Purchase Agreement closed on September 23, 2011 pursuant to which the Company acquired from Park all of the outstanding shares of JBP in exchange for fifteen million two hundred and eighty-two thousand one hundred and twenty (15,282,120) shares of common stock and six million eight hundred and twenty-four thousand and three hundred (6,824,300) share purchase warrants exercisable within ten years of the date of grant at an exercise price of $0.005 a share.

The Purchase Agreement further required the Company to issue at closing a facilitation fee of one million five hundred and twenty-eight thousand two hundred and twelve (1,528,212) shares and six hundred eighty-two thousand four hundred and thirty (682,430) share purchase warrants exercisable within three years of the date of grant at an exercise price of $0.06 a share.

The closing of the Purchase Agreement caused the Company to acquire JBP as a wholly-owned subsidiary. On giving effect to the closing of the Purchase Agreement, the former stockholder of JBP holds approximately 40% of the Company’s common stock.

The Purchase Agreement was accounted for as a reverse acquisition and recapitalization whereby JBP is deemed to be the accounting acquirer (and the legal acquiree). Accordingly, JBP’s historical financial statements for the periods prior to the reverse acquisition became those of the Company retroactively restated for, and giving effect to, the number of shares received in the Purchase Agreement. The surviving entity reflects the assets and liabilities of JBP and the Company at their historical book value and no goodwill has been recognized, as required by the rules and regulations of the SEC. The issued common stock is that of the Company, the accumulated deficit is that of JBP and the statements of operations are that of JBP for the nine months ended September 30, 2011 and 2010 and cumulative amounts plus that of the Company from September 24, 2011 through September 30, 2011.

PARK VIDA GROUP, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note 3 – Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 4 – Going Concern

As of September 30, 2011, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to seek additional equity or debt financing to develop the Park Vida destination resort in the Dominican Republic. However, there can be no assurance that necessary funds will be available to the Company.

Note 5 – Related Party Payable

Related party accounts payable consist of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Payables to officers and shareholders of the Company
and their affiliated entities. The payables are non-
interest bearing, due on demand, and unsecured.	$86,815	-

Note 6 – Note Payable

Prior to the reverse recapitalization (see Note 2), the Company advanced funds to JBP under the terms of a note payable.

At December 31, 2010 the note payable balance consisted of cash advances of $165,459 and direct payments for property and equipment additions of $213,504 from the Company and related accrued interest of $4,870.

At September 30, 2011, intercompany balances between the Company and JBP were eliminated in consolidation.

PARK VIDA GROUP, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note 7 – Supplemental Cash Flow Information

No amounts have been paid for interest or income taxes since inception.

During the nine months ended September 30, 2011, the Company:

  Transferred $71,250 from prepaid expenses to construction in process.
  Disposed of abandoned leasehold improvements of $21,500, which were fully amortized.
  Acquired property and equipment in exchange for an increase in a note payable of $110,847.

During the year ended December 31, 2010, the Company acquired property and equipment in exchange for an increase in a note payable of $213,504.

Note 8 – Commitments

During December 2010, the Company entered into a consultancy services agreement with Select Contracts, which will provide the following services: concept, project, and construction design, development, and management services, including architectural plans and specifications, up through the planned resort’s soft opening.  The agreement stipulates different phases.  If all phases are executed, the Company is committed to paying fees of approximately $1,162,000.  As of September 30, 2011, the Company had paid fees of $95,000.

During May 2010, the Company entered into an architectural services agreement with Modularis C. x A. (Modularis).  Per the agreement, the Company paid $39,000 during 2010 and $24,000 during 2011, and will pay cash or land in the amount of $51,000 as a final payment.

During 2011, the Company entered into three separate consultancy services agreements with Modularis. Per the agreements, the Company paid approximately $53,000 thus far during 2011, and will pay approximately $156,000 more as committed pursuant to these agreements (see Note 9).

Note 9 – Subsequent Events

The Company evaluated its September 30, 2011 financial statements for subsequent events through the date the financial statements were issued. Except for the event discussed below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

The Company paid approximately $1,500 during October 2011 to Modularis as per the terms of one of the consultancy services agreements.

Note 10 – Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then there is no need to perform the two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements, as it is intended to simplify the assessment for goodwill impairment.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating the impact of the adoption of ASU 2011-05 on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs”. ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.   ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable. The Company is currently evaluating the impact of the adoption of ASU 2011-04 on its financial position, results of operations and disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Information presented herein is based on the three and nine month periods ended September 30, 2011 and 2010, and the period since inception to September 30, 2011. Our fiscal year-end is December 31.

Discussion and Analysis

The Company’s plan of operation over the next twelve months is to finalize plans for the phased development of a destination resort in the Dominican Republic to be known as “Park Vida”. The plan stems from the acquisition of JBP S.R.L. (JBP) on September 23, 2011.

Park Vida is to be located at the top of the Cordillera Central mountain range in the Dominican Republic spread over 700 acres on the site of a former coffee plantation nestled against a national park. We expect that Park Vida will offer 199 hotel rooms, cottages and “tree houses” to future guests. The main adventure activities will be focused on downhill and cross-country mountain biking with a dedicated chairlift for the uphill return. Other activities will include zip lining, adventure rope courses, water slides, hiking, fishing, spa, mule riding, quad biking, cultural classes, eco tours and coffee growing experiences.

The development of Park Vida is to be split into two phases in order to grow the project in an economically sustainable fashion. During Phase 1 we expect to construct 39 accommodation units and offer a host of activities (many developed to a smaller scale than in the final plan). During Phase 2 we expect to construct another 160 accommodation units and offer additional activities.

Phase I development will require $5.8 million in new financing for which management is yet to procure any commitment. Subject to realizing funding before the end of 2011, we expect to start construction in early 2012 with a planned opening before the end of that year. The financing of Phase 1 is expected to come from a combination of debt and equity financings.

Phase II development will require an additional $43.5 million in new financing for which management is yet to procure any commitment. Subject to realizing funding before the end of 2013, we expect to start construction on the final phase of the development in early 2014 with a grand opening planned for the end of 2014. The financing of Phase II is expected to be in the form of a traditional construction loan. Following the completion of construction we expect to secure long-term financing to retire the construction loan.

Funds for financing both Phase I and Phase II are not currently available or committed. We can offer no assurance that sufficient funding will be available within the next twelve months or ever to implement our plan of operation.

Development Activities

During the year ended December 31, 2010, JBP was involved in the following:

  During May of 2010, JBP engaged Modularis, a consulting firm based in the Dominican Republic, to provide the general conceptual work, a project draft, architectural blueprints, sales material and legal work. All such work was completed during the period.
  During May of 2010, JBP engaged Gravity Logic to initiate trail development on the property.
  During August of 2010 JBP purchased houses and land in the town of Loma Prieta which settlement is contiguous with the property already owned by JBP and designated for Park Vida.
  During December of 2010, JBP engaged Select Contracts, an international consulting firm, to expand on detailed design work, enlarge its business plan for Park Vida and coordinate development efforts.

During the nine month period ended September 30, 2011, JBP was involved in the following:

  JBP oversaw Select Contracts’ completion of Park Vida’s concept design work which included the project’s initiation, a market study, Park Vida brand identity, concept artwork, timelines, a business plan, trail design overview, and a final presentation.
  JBP worked with Select Contracts to prepare a phased development plan for Park Vida.
  JBP worked with Select Contracts in completing marketing preparations for the Kokanee Crankworx mountain biking festival, a 10-day event between July 15 and 24, 2012 that brought the world’s best mountain bike athletes to Whistler, British Columbia.
  JBP engaged Modularis to provide schematic design and construction drawings for Park Vida.
  JBP engaged Modularis to oversee the preparation of an environmental impact study for submittal to the appropriate authorities in the Dominican Republic and to obtain local permission for development plans for Park Vida.

•         JBP engaged Modularis to transfer title to JBP for properties purchased in Loma Prieta and to apply for eligibility tax incentives under the Law for Promoting Tourism Development, 158-01.

Results of Operations

Net Losses

For the period from inception (January 1, 2008) to September 30, 2011 we recorded a net loss of $728,878. The Company’s cumulative operating losses are primarily due to costs associated with general and administrative expenses. General and administrative costs include accounting costs, consulting fees, professional fees, title costs, project development expenses, due diligence costs and office operation costs.

Net losses for the three month period ended September 30, 2011 were $104,191 as compared to $32,183 for the three month period ended September 30, 2010. The increase in the Company’s net losses over the comparative three month periods can be attributed to an increase in general and administrative costs in the current three month period due primarily to project development expenses in the Dominican Republic, costs associated with our office in Whistler, British Columbia and interest expenses.

Net losses for the nine month period ended September 30, 2011 were $244,370 as compared to $151,864 for the nine month period ended September 30, 2010. The increase in the Company’s net losses over the comparative nine month periods can be attributed to a increases in general and administrative costs in the current nine month period due primarily to development expenses in the Dominican Republic, Whistler office expense and interest expense.

The Company has not generated revenue to date and expects to continue to incur losses until the completion of the first phase of the Park Vida resort at which time net revenue is expected to cover operational costs.

Capital Expenditures

The Company has expended $772,532, less accumulated depreciation of $37,161, on capital expenditures for the period from inception to September 30, 2011 in connection to the purchase of land, houses and equipment.

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

The Company had current assets of $19,443 consisting of $15,043 in cash and $4,400 in prepaid expenses as of September 30, 2011 and total assets of $754,814 consisting of current assets, and property and equipment of $735,371 in the Dominican Republic. The Company had total current liabilities of $116,146 as of September 30, 2011, consisting of $29,331 in accounts payable and $86,815 in related party payables. Stockholders’ equity in the Company was $638,668 at September 30, 2011.

Cash flow used in operating activities was $480,052 for the period from inception to September 30, 2011. The cash flows used in operating activities since inception can be primarily attributed to net losses incurred as the result of general and administrative expenses.

Cash flow used in operating activities for the nine month period ended September 30, 2011 was $0 as compared to $133,135 for the nine month period ended September 30, 2010. The difference in cash flows used in operating activities over the comparative nine month periods can be attributed primarily to the increases in depreciation, accounts payable, related party payables and the effect of the reverse capitalization in the current nine month period.

We expect to continue to use cash flow in operating activities until such time as Park Vida is operational and net losses from operations are eliminated.

Cash flow used in investing activities was $398,431 for the period from inception to September 30, 2011. Cash flows used in investing activities can be attributed to the purchase of property and equipment for Park Vida.

Cash flow used in investing activities for the nine month period ended September 30, 2011 was $0 as compared to $50,500 for the nine month period ended September 30, 2010. The cash flow used in investing activities in the prior nine month period can be attributed to purchases of property and equipment for Park Vida.

We expect to continue to use cash flow in investing activities once we have commenced the initial phase of the Park Vida development.

Cash flow from financing activities was $893,526 for the period from inception to September 30, 2011. The cash flows from financing activities since inception can be mainly attributed to the reverse capitalization, cash contributed by shareholders and proceeds from a note payable.

Cash flow from financing activities for the nine month period ended September 30, 2011 was $15,043 as compared to $183,635 for the nine month period ended September 30, 2010. The cash flows from financing activities in the current nine month period are attributed to the reverse capitalization with JBP.

We expect to continue to realize cash flow from financing activities as debt or equity in order to finance the development of Park Vida.

The Company’s current assets are insufficient to follow its plan of operation over the next twelve months as it will need to seek at least $6,000,000 in debt or equity financing to fund the development of Park Vida. Further the Company’s current assets are insufficient to maintain its minimal operational requirements. The Company has no current commitments or arrangements with respect to, or immediate sources of funding to finance the development of Park Vida. Third party investors are the most likely source of debt or equity financing to fund Phase I of the development and shareholders are the most likely source of debt or equity financing to maintain operations. No commitment for the equity or debt financing of Park Vida has been secured to date. The Company’s inability to obtain additional financing for Park Vida will have a material adverse affect on its ability to develop the project.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of September 30, 2011.

The Company had no commitments for future capital expenditures that were material at September 30, 2011 other than those anticipated for the development of Park Vida.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any property or equipment other than those anticipated for the development of Park Vida.

The Company has no current plans to make any changes in the number of employees other than those anticipated for the development of Park Vida.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock to fund our business operations. Unfortunately, there is no assurance that we will be able to secure the financing requisite to fund our plan of operations.

Off-Balance Sheet Arrangements

As of September 30, 2011, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2010 and 2009, included in our Form 8-K filed with the Commission on September 29, 2011, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Going Concern

Our auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $484,508 as of December 31, 2010, which deficit had increased to $728,878 as of September 30, 2011. The Company’s ability to continue as a going concern is dependent on realizing net income from operations or procuring additional financing.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) procuring financing from the placement of debt or equity; (ii) realizing net income from the realization of Park Vida; and (iii) converting existing debt or contractual obligations to equity.  On application of the methods discussed above, management believes that the Company will remain a going concern, though there can be no assurances that such methods will be successful.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report, with the exception of historical facts, are forward-looking statements. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•         our anticipated financial performance;

•         uncertainties related to development of Park Vida;

•         our ability to generate revenue in the event we complete the development of Park Vida;

•         our ability to raise additional capital to fund the development of Park Vida;

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

Stock-Based Compensation

The Company has adopted Accounting Standards Codification Topic (“ASC”) 718, Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

Recent Accounting Pronouncements

Please see Note 10 to our consolidated financial statements for recent accounting pronouncements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to the Company’s Business

The Company has a history of uncertainty about continuing as a going concern.

The Company’s audits for the periods ended December 31, 2010 and 2009 expressed an opinion as to its ability to continue as a going concern as a result of net losses from inception of $484,508 and the lack of profitable operations. Unless the Company is able to become profitable over successive future periods its ability to continue as a going concern will remain in jeopardy.

The Company has significant operating losses and such losses may continue in the future.

Since the Company’s inception in 2008, its expenses have substantially exceeded its income, resulting in continuing losses and an accumulated deficit of $484,508 at December 31, 2010 which increased to $728,878 at September 30, 2011. During the initial nine months of this year the Company recorded a net loss of $244,370. The Company has never realized revenue from operations and its only expectation of future profitability depends on the development of Park Vida which development is in no way assured.

The Company’s limited financial resources and historical performance cast severe doubt on its ability to develop Park Vida.

The Company’s future operation is dependent on the development and ultimate success of Park Vida yet its ability to procure the financing necessary to complete that development is in doubt. Current resources are limited and we are burdened by an historical inability to realize requisite financing.  Unless the Company can finance the development of Park Vida its continued operation may come into question.

The Company requires near-term financing to meet working capital requirements.

The Company requires near term financing through equity offerings or debt placements to meet current working capital requirements.  Despite the immediacy of necessary financing, the Company has not sufficient commitments to raise the requisite capital, without which it will not be able to meet its financial obligations.

Unpredictability of future revenues and potential fluctuations in the Company’s operating results.

Since the Company has no history of generating revenues in the hospitality industry or at all, its is unable to provide accurate forecasts of anticipated revenues. Although the Company expects to rely on the expertise of consultants experienced in the field to forecast performance, its current and future expense levels are based largely on its own estimates. Further, the Company’s future commitments may make it prohibitive to adjust spending to compensate for unexpected revenue shortfalls or delay. Accordingly, any significant shortfall or delay in realizing revenue in relation to the Company’s planned expenditures would have an immediate adverse affect on its business, financial condition, and results of operations.

The results of the Company’s operations depend on the efforts of third parties.

Almost all of the Company’s operations depend on the efforts of third parties including Modularis and Select Contracts. Despite being experts in their respective fields, the Company’s dependence on third parties to initiate, determine and conduct operations could impede its prospects for success.

The Company’s ability to begin construction on Park Vida will depend on the receipt of governmental approvals.

The Company is currently coordinating efforts to obtain government approvals for Park Vida in the Dominican Republic. Approval will require it to provide the government with a comprehensive plan detailing the development of Park Vida as well as an environmental impact statement for the project.  A lengthy application process or a rejection of the Company’s application may cause it to abandon plans to develop Park Vida or alternatively to change its businesses development objectives in the Dominican Republic.

Developing and operating destination resorts like Park Vida are inherently risky.

The Company will be exposed to potential setbacks during the development of Park Vida. Destination resorts require a lengthy development period, necessitate complicated space planning and design, are highly capital intensive and face high market expectations in terms of the physical product offering. Setbacks related to any of these factors could negatively affect costs and influence future investment returns.

Additionally, a new set of risks will arise in the event the Company completes the resort, at which time volatility in net operating income will be the Company’s greatest risk. Fluctuations in the operating performance of Park Vida would negatively impact available net operating income which in turn would affect the Company’s ability to service any future mortgage or senior debt, potentially forcing the Company into liquidation.

The Company is dependent on key personnel who would be difficult to replace.

The Company’s continued operation will be largely dependent on the efforts of Ruairidh Campbell, its sole officer and director, and Mason Blackmore, JBP’s president. The Company does not maintain key-person insurance on Mr. Campbell or Mr. Blackmore. The Company’s future success also will depend in large part on its ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The loss of the services of either Mr. Campbell or Mr. Blackmore or the Company’s inability to identify, attract or retain qualified personnel in the future, or delays in hiring qualified personnel, could make it more difficult for it to maintain operations and meet objectives.

Risks Related to the Company’s Stock

The market for the Company’s common stock is limited and our stock price may be volatile.

The market for the Company’s common stock is limited due to low trading volume and the small number of brokerage firms acting as market makers. Due to these market limitations and frequent volatility in the market price of the Company’s stock, its stockholder may face difficulties in selling shares. The average daily trading volume for the Company’s stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

Should the market price for the Company’s common stock decline, stockholders or others may be encouraged to engage in short selling, depressing the market price.

Significant downward pressure on the price of the Company’s common stock as stockholders or others sell material amounts of common stock could encourage short sales. Short selling is the selling of a security that the seller does not own, or any sale that is completed by the delivery of a security borrowed by the seller. Short sellers assume that they will be able to buy the stock at a lower amount than the price at which they sold it short. Significant short selling of a company’s stock creates an incentive for market participants to reduce the value of that company’s common stock. Should a significant market for short selling the Company’s common stock develop, the market price of its common stock could be significantly depressed.

The Company incurs significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact its financial performance.

The Company incurs significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, has substantially increased the Company’s expenses, including legal and accounting costs, and made some activities more time-consuming and costly.

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for stockholders to sell their shares.

The Company’s common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of stockholders and provide stockholders with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. Should the Company remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for its securities. Should the Company’s securities be subject to the penny stock rules, stockholders will find it more difficult to dispose of their securities.

The elimination of monetary liability against the Company’s directors, officers and employees under Nevada law and the existence of indemnification rights for the Company’s directors, officers and employees may result in substantial expenditures by it and may discourage lawsuits against its directors, officers and employees.

The Company’s articles of incorporation contain a specific provision that eliminates the liability of directors for monetary damages to it and its stockholders. Further, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which it may be unable to recoup. These provisions and resultant costs may also discourage it from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by its stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

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

Park Vida Group, Inc.                                                            Date

/s/ Ruairidh Campbell                                                  November 14, 2011

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

 INDEX TO EXHIBITS

Exhibit No.      Description

3.1.1*                      Articles of Incorporation of the Company, formerly known as Aswan Investments, Inc. (incorporated herein by reference to the Form 10-SB as filed with the Commission on February 3, 2000).

3.1.2*                      Amendment to Articles of Incorporation filed with the State of Nevada on August 5, 2002 (incorporated herein by reference to the Form 8-K as filed with the Commission on August 15, 2002).

3.1.3*                      Amendment to Articles of Incorporation filed with the State of Nevada on October 12, 2004 (incorporated herein by reference to the Form 10-QSB as filed with the Commission on November 8, 2004).

3.1.4*                      Amendment to Articles of Incorporation filed with the State of Nevada on August 10, 2011 (incorporated herein by reference to the Form 8-K as filed with the Commission on September 29, 2011).

3.2*                         By-laws of the Company adopted on December 10, 1999 formerly known as Aswan Investments, Inc. (incorporated herein by reference to the Form 10-SB as filed with the Commission on February 3, 2000).

10.1*                       PWS Share Exchange Agreement dated November 20, 2008 (incorporated herein by reference to the Form 8-K as filed with the Commission on December 3, 2008).

10.2*                       Amendment to PWS Share Exchange Agreement dated February 2, 2009 (incorporated herein by reference to the Form 8-K as filed with the Commission on March 3, 2009).

10.3*                       Amendment to PWS Share Exchange Agreement dated July 9, 2009 (incorporated herein by reference to the Form 8-K as filed with the Commission on July 14, 2009).

10.4*                       Amendment to PWS Share Exchange Agreement dated July 22, 2009 (incorporated herein by reference to the Form 10-Q as filed with the Commission on August 5, 2009).

10.5*                       Assignment Agreement dated August 26, 2009 (incorporated herein by reference to the Form 8-K as filed with the Commission on August 31, 2009).

10.6*                       Extension to Assignment Agreement dated November 29, 2009 (incorporated herein by reference to the Form 10-K as filed with the Commission on April 13, 2010).

10.7*                       Amendment to PWS Share Exchange Agreement dated December 10, 2009 (incorporated herein by reference to the Form 10-K as filed with the Commission on April 13, 2010).

10.8*                       Amendment to PWS Share Exchange Agreement dated March 31, 2010 (incorporated herein by reference to the Form 10-K as filed with the Commission on April 13, 2010).

10.9*                       Extension to Assignment Agreement dated March 31, 2010 (incorporated herein by reference to the Form 10-K as filed with the Commission on April 13, 2010).

10.10*                     Asset Purchase Agreement with Park Capital Management, Inc. dated August 30. 2010 (incorporated herein by reference to the Form 8-K filed with the Commission on August 31, 2010).

10.11*                     Amendment to the Asset Purchase Agreement with Park Capital Management, Inc. dated November 12, 2010 (incorporated herein by reference to the Form 10-K filed with the Commission on March 31, 2011).

10.12*                     Architectural Design Agreement with Modularis dated May 19, 2010 (incorporated herein by reference to the Form 8-K filed with the Commission on September 29, 2011).

10.13*                     Service Agreement with Gentium Financial dated October 1, 2010 (incorporated herein by reference to the Form 8-K filed with the Commission on September 29, 2011).

10.14*                     Consultancy Services Agreement with Select Contracts International dated December 7, 2010 (incorporated herein by reference to the Form 8-K filed with the Commission on September 29, 2011).

10.15*                     Consultancy Services Agreement with Modularis dated May 4, 2011 (incorporated herein by reference to the Form 8-K filed with the Commission on September 29, 2011).

10.16*                     Consultancy Services Agreement with Modularis dated June 30, 2011 (incorporated herein by reference to the Form 8-K filed with the Commission on September 29, 2011).

10.17*                     Consultancy Services Agreement with Modularis dated July 28, 2011(incorporated herein by reference to the Form 8-K filed with the Commission on September 29, 2011).

14*                          Code of Ethics adopted April 14, 2004 (incorporated herein by reference to the Form 10-KSB/A filed with the Commission on April 16, 2004).

21*                          Subsidiaries of the Company (incorporated herein by reference to the Form 8-K filed with the Commission on September 29, 2011).

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