Form 10-K
period 2011-12-31
PARK VIDA GROUP, INC.
filed 2012-05-18
CIK 1104672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal  year ended December 31, 2011.

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

12b-2 of the Exchange Act. Smaller reporting  company ☑

Indicate by check  mark whether the registrant is a shell  company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The  aggregate  market  value  of  the  registrant's  common  stock,  $0.001  par  value  (the  only  class  of  voting  stock),  held  by non-affiliates  (9,074,530  shares)  was  approximately  $362,981  based  on  the  average  closing  bid  and  asked  prices  ($0.04)  for  the common stock on May 16, 2012.

At  May  16,  2012  the  number  of  shares  outstanding  of  the  registrant's  common  stock,  $0.001  par  value  (the  only  class  of  voting stock), was  40,487,175.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.      Risk Factors

17

Item 1B.      Unresolved Staff Comments

20

Item 2.

Properties

21

Item 3.

Legal Proceedings

21

Item 4.

Mine Safety Disclosures

21

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer

22

Purchases of Equity Securities

Item 6.

Selected Financial Data

25

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of  Operations     26

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

31

Item 8.

Financial Statements and Supplementary Data

31

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    32

Item 9A.

Controls and Procedures

32

Item 9B.      Other Information

34

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance

35

Item 11.     Executive Compensation

37

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related

38

Stockholder Matters

Item 13.     Certain Relationships and Related Transactions, and Director Independence

38

Item 14.     Principal Accountant Fees and Services

39

PART IV

Item 15.

Exhibits, Financial Statement Schedules

40

Signatures

41

PART I

ITEM 1.

BUSINESS

As used herein the terms “Company” “we,” “our,” and “us” refer to  Park Vida Group, Inc., its subsidiary, and its predecessor, unless context indicates otherwise.

Company

Park Vida Group, Inc.  was incorporated in Nevada on December 7, 1999, as “Aswan Investments,  Inc.” to

engage in any legal undertaking. On July 17, 2002, the corporation’s name was changed to “Montana

Mining Corp.” to reflect the decision of management to enter into mineral exploration activities.  After completing the first stages of an exploration program on an optioned property in the state of Montana, we were unable to indicate conclusively the existence of any economically recoverable mineralization. We therefore abandoned the purchase option and all exploration efforts in January of 2005.  Thereafter, we sought out other business opportunities and engaged in certain agreements, most recently our agreement to acquire Produced Water Solutions,  Inc. (“PWS"), which transaction did not close, and our agreement to acquire JBP SRL (“JBP”) which transaction closed on September 23, 2011. On closing the acquisition of

JBP SRL the corporation’s name changed to “Park Vida Group, Inc.”.

On August 20, 2010, we entered into an agreement, as amended, with Park Capital Management,  Inc.

(“Park”) to acquire JBP as a wholly-owned subsidiary, in order to design, construct and operate a destination resort to be known as ParkVida in the Dominican Republic. The agreement required that we issue fifteen million two hundred and eighty-two thousand one hundred and twenty (15,282,120) shares of common stock and six million eight hundred and twenty-four thousand and three hundred (6,824,300) share purchase warrants to be exercised within ten years of the date of grant at an exercise price of $0.005 a share to the shareholders of Park. The agreement further required that we pay a finder’s fee of one million five hundred and twenty-eight thousand two hundred and twelve (1,528,212) shares and six hundred and eighty-two thousand four hundred and thirty (682,430) share purchase warrants to be exercised within three years of the date of grant at an exercise price of $0.06 a share. The transaction was conditioned on the realization of certain milestones on or before closing the transaction, including an obligation to fund no less than $717,619 at $0.05 per share. We completed a private placement of $767,019 and thereafter closed the acquisition of JBP.

Our office is located at 1403 East 900 South, Salt Lake City, Utah,  84105, and our telephone number is

(801) 582-9609. Our registered agent is the UPS Store #1650, 3395 S. Jones Boulevard, Las Vegas,

Nevada,  89146.

The Company currently trades on the Over the Counter Bulletin Board under the symbol “PRKV.”

ParkVida Destination Resort

JBP intends to design, develop and operate ParkVida as a destination resort, the first phase of which, subject to financing, is expected to open in the fourth quarter of 2012. No financing is currently committed for this purpose.

ParkVida will focus on an eco-tourism adventure that offers a comprehensive outdoor experience. The 700 acre former coffee plantation site is located at the top of the Cordillera Central mountain range in the

Dominican Republic. We expect that ParkVida will offer 199 hotel rooms, cottages and “tree houses” when completed. Adventure activities will focus on downhill and cross-country mountain biking with a dedicated chairlift for the uphill return. Other intended activities include zip lining, adventure rope courses, water slides, hiking, fishing, spa, mule riding, quad biking, cultural classes, eco tours and coffee related experiences such as growing, roasting and brewing.

Since one of the main experiences will be mountain biking, ParkVida intends to provide a rewarding biking experience without the usual hassles of planning and researching that usually precede extended rides. Most bikers looking for that adrenalin-pumping trail endure extensive travel, carrying their equipment, getting lost,

and staying in dubious accommodations with no biking related infrastructure. ParkVida intends to offer a simple destination riding vacation designed for mountain biking enthusiasts who want to be able to focus on the trail, the ride, and the thrill of riding with the promise of great accommodations, service and relaxation.

ParkVida intends to match personal skills with equipment and guidance to provide that “local trail”

experience on a host of trails engineered and hand built by bikers for bikers.

ParkVida intends to be a destination where guests can be as active as they wish, or just simply relax.

Regardless of the weather conditions, it will be the resort’s intention to provide sufficient activities,

services and facilities for guests to enjoy. ParkVida intends to offer:

•     A comfortable place to stay in a mountain setting;

•     A destination for bikers to come to learn and play in a warm climate year round;

•     A variety of activities which require little or no prior experience or skill level;

•     A place to develop skills and leadership in various activities;

•     A haven for excellence in service and facilities, including food and beverage offerings;

•     A place to meet and socialize with people from diverse cultures and  backgrounds.

Buildings & Facilities

Lodge House & Reception.  We anticipate that the resort will feature a central lodge where guests will check in, relax, spend time in the library, and  be briefed as to available activities.  The lodge is intended to be the central location and hub  of the resort and offer views of the valley and national park beyond.  The central lodge will also offer the following:

•     Plantation Restaurant.  The lodge intends to feature a full-service restaurant open for breakfast,

lunch, and dinner serving traditional and healthy natural cuisine as well as international dishes.

•     Bar.  A stand-alone bar and lounge is intended  to be open for lunch, dinner and late into the night.

The bar will be a microbrewery where ParkVida expects to brew its own beers for guests to enjoy.

•     Coffee Shop.  A coffee shop within the  lodge will serve local organic coffees and coffee based beverages. The shop is designed to have the look and feel of a local Dominican coffee shop.

ParkVida expects to package and sell coffee under its own brand name.

Lodging.  We anticipate that there will be five options for accommodation at ParkVida:

•     River Lodge.  A River Lodge is expected to be located in the vicinity of the river at the bottom of the valley as the main base for guests staying in the Valley and River Lodging areas of the resort.

The River Lodging is intended to be located in two buildings each with two floors containing 16 rooms. Deluxe Rooms will be on the ground  floor featuring individual garden terraces and a back courtyard with an open-air bathroom and shower.  Superior Rooms on the upper floor will feature private balconies and a daybed with unobstructed views of the river.

•     Valley Lodging.  Valley Lodging is intended to be located in two buildings each with two floors containing 16  rooms. On the ground floor will be the Deluxe Rooms each featuring individual garden terraces and a back courtyard with an open-air bathroom and shower.  Superior Rooms on the upper floor will feature private balconies and a daybed with unobstructed views of the property.

•     Guest Cottages.  All 130-guest cottages are intended to have panoramic views of the valley and the

Armando Bermudez National Park. Located within short walking distance of the main lodge each of the cottages will offer a spacious walk-around deck perched over the valley. Large, airy and light rooms will open out onto a deck. En-suite bathrooms will provide separate shower and bath. The bath will double up as a jacuzzi,  which also opens out onto the deck. A bike cleaning and storage area will be found within the confines of each  of the cottages.

•     Treehouses.  Treehouse Lodging is intended to consist of five rooms built on raised  wooden platforms at "tree top" level and joined  by raised walkways to offer views over the valley below.

The rooms will have light wooden walls and roofs with huge window areas. The expected affect is to provide guests with the feeling of being right in the middle of nature. Each room will have a private deck.

•     The Coffee Plantation House.  This House is expected to be located in one of the river valleys of the resort. Originally the structure belonged to the owner of the former plantation and is to be renovated to the highest standards. Set away from the main lodge, guests will have their own private butler and access to their own dining arrangements, deck and plunge pool. Complete with a private spa gazebo, guests can be completely secluded.

Other Guest Buildings.  ParkVida expects to offer a host of other buildings and facilities for its guests:

•     Cigar Lounge.  The Dominican Republic is home to some of the finest cigars the world has to offer.

ParkVida’s Cigar Lounge is intended to  be a testament to this cigar quality.

•     Swimming Pool.  An emerald-green “infinity” edge swimming pool is to be perched on a terrace to give the appearance that it is floating above the valley below. The pool will be surrounded by stone-tiled sun decks that feature comfortable sun-beds and umbrellas.

•     Spa.  A spa is to be located a short walk away from the central hub and will provide a spa treatment menu for all ages. The spa will have six  open-air gazebos capable of allowing guests to enjoy a massage with their partner. The spa will also have a yoga area that sprawls onto the deck and a wet area with steam room, traditional bath and sauna.

•     Games Room.  Stocked with games like board games, card games, computer games, the games room is intended as a diversion for children and adults alike, particularly during those rainy days.

•     Gift Shop.  The gift shop intends to sell snacks and toiletries as well as magazines and other miscellaneous conveniences. In addition the shop will sell items produced and supplied  by

ParkVida to its in-house guests,  such as coffee, beer, wine and jams. ParkVida also intends to support local artists and sell their products through the gift shop.

•     Activity House.  The existing schoolhouse at Loma Prieta (adjacent to ParkVida) will be converted into an activity house, mainly to provide a covered recreation space for guests to use during rainy periods. The activity house will have a pool table, full size snooker table, table tennis, dart board and more board games. The activity house is also intended to retain some educational aspects including pictures illustrating the history of the facility.

•     Bike Center.  The main lodge for downhill mountain biking is to be located next to the main village at the top of the chairlift. The downhill biking lodge will house the main bike rental shop, the bike merchandise shop and also the bike repair shop. The Bike Center will also be the main location for guests to find a bike instructor and will include a small skills centre for guests to learn the basics of mountain biking.

•     Chair Snack Hut.  A small snack hut located at the base of the chair lift is intended to provide quick and easy refreshments for anybody passing by, whether that is a biker, hiker or zipper.

•     Medical Services.  A state of the art medical clinic will be located on site to deal with any minor injuries as well as emergencies. Should any life threatening injuries occur,  evacuation via helicopter to one of the private hospitals located in Santiago will be possible.

Employee Buildings.  ParkVida expects to offer the following buildings and facilities for its employees:

•     Staff Accommodation.  Staff accommodation will be located within the existing village of Loma

Prieta. Local staff members who live on site will share rooms, with up to four people per room.

Management staff will have private accommodation.  All accommodation will be comfortable and will have communal areas to relax, socialize, cook and wash. Since a majority of ParkVida’s staff will come from surrounding villages, the number of those living on site is expected to be minimal.

•     Staff Recreation House.  A staff recreation house is to be created separate from the village and other facilities of the resort. Open to them both during the day and the night, the house will have a kitchen, games room, TV room and a small swimming pool with decking.

•     Services & Stores.  The back of house areas of the resort will be located along the existing village of

Loma Prieta where all the services such as the laundry and maintenance and all the storage aspects will be located.

ParkVida Activities

Biking Activities:

•     Downhill Mountain Biking. ParkVida will offer a great deal of downhill mountain biking trails.

The aim is to have a significant number of trails so that there are few riders on each trail.  All trails will have features that will challenge every level of rider, providing difficulty and slope ratings of blue, green, black, and double black.

•     Cross-Country Mountain Biking.  ParkVida will have many cross country biking trails and these will be the way for guests to explore all corners of the property. The idea will be to create a cross country grid around the property with the easy trails based on no more than a four degree slope.

These runs will give guests quick access to all areas of the park with other runs interlinking these trails.

•     Dirt Bike Jump Park.  A professional dirt-jumping park will be located near the main entrance for users to impress new guests to the resort. The jump park will be designed  by professionals  to accommodate all ranges of biking experience. It is envisaged that dirt-jumping competitions will be held here each year and will also allow for professionals to train here all year round.

•     Jump Pit.  A jump pit will have a large kicker and foam pit for bikers to practice their freestyle jumps with a soft and safe landing, prior to trying such tricks on the trails.

•     Bike Skills Centre & Boot Camp.  There will be weekly workshops to assist bikers in upgrading their skills. The operation will organize boot camps  for people who are new to mountain biking,

involving intensive riding skills exercises and drills. Skills camps, hosted by endorsed pros, will be offered and designed to improve expert riders’ skills which will be sure to please that up and coming rider in the family.  In addition to riding techniques, the course will also discuss pre-ride maintenance, the indispensable trailside repair toolkit, trail safety and courtesy.

Lake/Water Sports:

•     Kayaking and Rafting.  Half day rafting and kayaking  will be conducted off the resort, but will be organized for the ParkVida guests.

•     Hydro Speeding.   Hydro speeding is described as surfing or tobogganing down the rapids. Guests will have wetsuits and a specially designed floating toboggan - rather like a body board.

•     Fishing.   It is expected the river running adjacent to ParkVida will be pooled by a dam to produce hydroelectric power by 2016. Once the dam has been completed, part of ParkVida will front onto a lake. The lake will be stocked with fish and guests will be able to catch and then have the chefs prepare their fish for dinner.

•     Sailing and canoeing.  Once the lake is formed, sailing and canoeing will be provided for guests to explore the coastline. Using a variety of dinghies and canoes, guests with no experience can have a guide take them out for a short tour, or, for those who know how to sail, longer excursions will be possible.

•     Paddle Boarding.  Paddle boarding, a fast growing and popular water sport, will allow guests to keep fit whilst exploring the newly formed lake and its coastline. Equipment will be available to rent from the resort and for those new to it, instruction will be on hand.

Other Outdoor Activities:

•     Hiking.  ParkVida has numerous trails for the guests to enjoy on their own or with guides.

Exploring will be available along the ridge line, up and down the entire valley, and along the river.

•     Zip Trek.  There will be a number of different zip trekking opportunities within the site. Zip trekking combines an element of adventure with learning the flora and fauna of the natural surroundings. A route through the rainforest valley will combine six zip lines, whilst a zip line route along the river edge will allow users to travel from the top of the hill all the way down to the bottom in one ride.

•     Rope Course/Airpark.  The rope course/airpark, located in and amongst the dense rainforest will consist of a giant obstacle course up in the trees using ladders, walkways, bridges and tunnels made of wood, rope and super-strong wire. Guests will get kitted up with harnesses, pulleys and karabiners, and after a safety briefing, they will be let loose into the forest canopy, free to swing through the trees. Instructors will always be on hand, regularly patrolling the forests.

•     Waterslide.  A waterslide will meander from the top of the resort to the valley bottom, taking you through some of the most spectacular natural landscape on offer. Splash pools will be located all the way down.

•     Steel Bobsleigh.  A state-of-the-art steel track that starts at the top of the chairlift will weave its way down a narrow course that concludes at the base of the lift.

•     Mule Riding.  ParkVida will own their own mules and guests can enjoy short or long mule rides throughout the property. One of the most stable and sturdy animals, the mules will happily carry guests through the entire levels of the property. It will also be possible for guests to  do a five-day mule/camping excursion to Pico Duarte on mule back.

•     Obstacle Course / Jungle Training.  A 1,400m obstacle course will incorporate physical and mental challenges. The unique figure eight design will feature 45 obstacles that test strength, balance,

agility, stamina and mental problem solving skills.  The course will be ideal for team building,

confidence building, fitness, and creating a wonderful sense of personal satisfaction.

•     Riverteering.  Guests will be able to climb, scramble, abseil, slide and jump along the river bank’s riverteering course. They will be equipped with a full set of safety gear and a guide to show the way.

Cultural and Nature Activities.

•     Coffee Production.  Guests will be able to learn about the intricate process of coffee growing, from planting the tree to picking, drying, roasting and packaging, and then take a bag of coffee home with them.

•     Culinary Classes.  Culinary classes at ParkVida will introduce guests, both novice and experienced cooks, to the art of Dominican cuisine. Designed  by the resort's culinary team, the program offers guests a hands-on learning experience in a traditional setting.

•     Microbrewery.  ParkVida will have its own microbrewery within the resort, where local beers are produced. Guests will have an opportunity to learn about the process and taste the beer first hand.

•     Botanical Tours.  Botanical tours of the nearby National Park will be conducted by local guides who have spent their entire lives there, bringing a wealth of experience and stories, which, in itself,

will add a unique flavor to the experience.

•     Spanish Lessons.  Weekly Spanish lessons will be held for the guests of ParkVida to learn basic communication skills in order to interact more easily with the local population and test their new found skills on the staff.

Community Activities.

•     Mountain Bike Training.  A training program will be developed to encourage local school children to try mountain biking.  A weekly or monthly program with an aim to try and breed world class professional riders who can compete on a world stage will be incorporated.

•     English Lessons.  English lessons will be offered  on a weekly basis for the local population.

ParkVida Sustainability Goals

JBP has developed numerous goals to ensure that ParkVida will be as sustainable as possible. These goals encompass construction, energy generation and distribution, potable water, wastewater treatment, and waste management of the project. The goals are threefold:

•     Environment:

o     Materials – minimize the impact of building materials and the generation of waste.

o     Biodiversity – no net loss of ecosystem function and biodiversity.

o     Water – protect and conserve both natural hydrology and  potable water resource.

•     Equity:

o     Connection to nature – bring nature, recreational and environmental education opportunities into ParkVida.

o     Well being – protect and  improve the health and productivity of those who visit and live there.

•     Economic:

o     Socioeconomic – support educational opportunity, community development and labor and regional development.

o     Energy – reduce energy consumption and minimize the use of fossil fuels and greenhouse gas emissions.

o     Monitoring – ongoing measurement and monitoring of key sustainability metrics.

ParkVida Development Team

Select International Ltd. /dba Select Contracts

Select Contracts, formed in 1978, has grown into a 50+ person-strong global group that delivers turnkey and consultancy services to the leisure and entertainment, sport and tourism market sectors. With corporate offices in Whistler, Dubai, New York and UK, Select Contracts designs, builds and operates destinations all over the world.

Projects typically include theme parks, water parks,  downhill bike parks, family entertainment centers,

hotel developments, resort developments, marinas,  shopping malls, winter and summer resorts,

entertainment zones, snow-based projects and sports complexes. Each of these areas require a specialist knowledge and which require the vision, experience and attention to detail that have enabled these projects to become an operational and financial success.

Select Contracts is highly experienced and  knowledgeable in the leisure resort industry. They have designed, built and operated leisure resorts in Asia, Middle East,  Europe and North America and their turnkey approach enables them to  provide their clients with a total destination solution that is financially,

technically and operationally viable and truly deliverable.

Select Contracts has contracted with JBP to provide the following services for the ParkVida resort as follows:

•     Turnkey Solutions

•     Conceptual Design

•     Detail Design

•     Project Management

•     Development Management

•     Pre-opening Management

•     Operations Contracts

•     Project Repositioning

•     Client &  Investor Representative

Modularis

Modularis is a company based out of Santo Domingo in the Dominican Republic and is the leading design and development firm for handling projects in the mountains in the country. ParkVida very quickly saw the experience that Modularis could bring to the project and they were commissioned straight away on a consultancy basis.

Modularis has contracted with JBP as the architects of record for ParkVida. Modularis is also in the process of obtaining planning and environmental permissions from the appropriate Dominican regulatory authorities through title work, commissioning an environmental study and applying for favorable tax treatment for the ParkVida development.

El Bufete Meija - Ricart & Associates

El Bufete Mejia-Ricart & Associates is JBP’s counsel of record in the Dominican Republic. The firm is also based in Santo Domingo and is built on the experience of four generations of lawyers, offering expert service in all of the specialist practice areas. JBP relies on El Bufete Meija-Ricart & Associates for the local legal knowledge required for developing ParkVida.

Gravity Logic

Gravity Logic has worked with Whistler Blackcomb, operators of the Whistler Mountain Bike Park and is known worldwide for its expertise in building the world’s number one mountain bike park.  Based on that experience, Gravity Logic has assisted many other businesses in the design and development of park riding experiences by creating facilities that thrill riders over a wide range of ages, skills, and interests.

Gravity Logic has already been onsite in the Dominican Republic and will be contracted as the development proceeds to provide ParkVida with activities management in the following categories of services:

•     Design and planning, undertaking a thorough ParkVida site analysis.

•     Design and development, overseeing bike trail and other activities as per the design plan.

•     Mountain safety & risk management.

Architectural Design Agreements with Modularis

On May 19, 2010 JBP entered into an architectural design agreement with Modularis to prepare general conceptual information, to create a project draft, to generate architectural blueprints, to draft sales materials and to assist with legal matters over 28 weeks.  The total cost for the provision of these services was

$63,000. The agreement was performed in full by year end 2010.

On May 5, 2011 JBP entered into an architectural design agreement with Modularis to provide schematic design and construction drawings for ParkVida to detail all aspects of the buildings to be constructed that incorporate floor plans, cross sections and elevations in order to obtain planning permission for the development. The total cost for the provision of these services is to be $95,400 with payments spread over several months.

Consultancy Services Agreement with Select Contracts International

On December 7, 2010 JBP entered into a Consultancy Services Agreement with Select Contracts for the overall concept design, project initiation, project design, market study, brand identity, component matrix,

conceptual master plan, conceptual art work,  business plan, ground finishes plan, back of house design,

food and beverage layouts, mood boards, landscaping, trail design, signage design, indicative power requirements,  ID and data plan, AV requirements, RFID plan, detailed design review and progress reports.

The total cost for the provision of these services is $1,162,000. JBP has suspended its agreement with Select

Contracts due to a lack of funding and may seek to renegotiate the terms of said agreement when sufficient financing is in place.

Consultancy Services Agreements with Modularis

On June 30, 2011 JBP entered into a Consultancy Services Agreement with Modularis to obtain planning permission for ParkVida from local authorities in the Dominican Republic and to oversee the completion of an environmental impact study by a third party. The total cost for the provision of these services is $55,836.

On July 28, 2011 JBP entered into a Consultancy Services Agreement with Modularis to complete title work on the properties that comprise Loma Prieta and to prepare and submit an application for provisional classification under the Law for Promoting Tourism Development Law 158-01 in order for ParkVida to benefit from for the incentives available to resort developers in underdeveloped areas of the Dominican

Republic. The total cost of these services is $56,825. The work to obtain classification under the tax incentive law has been suspended by Modularis pending final changes to the JBP business plan and will be resumed once pending changes are finalized.

Consulting Services Agreement with Isaac Castañeda

On November 29, 2011 the Company entered into a Consulting Services Agreement with Issac Castañeda for him to review and evaluate the market studies, business plans, and all material to date prepared for JBP by Growthink and Select Contracts, to assess whether critical information had been produced that would allow the management team to adequately pursue a capital raising process with sophisticated investors for

ParkVida.  For that purpose, Mr. Castaňeda was to complement the information gathered thus far with additional critical material that would be gathered from discussions with management, certain Company stakeholders, certain key opinion leaders in the gravity-fed mountain biking field, and Dominican tourism authorities, operators, and sports associations. The total cost of these services is $15,000.

Mountain Biking Industry

Mountain biking is a new and growing sport with a commercial history that dates back a little over three decades. Changes in bicycle technology in the nineties combined with a wave of innovative young riders resulted in the birth of a breed of cyclist that favors the exciting experience of riding mountain bikes downhill on varied and challenging terrain.  Since those recent beginnings, downhill mountain biking has become popular all over the world. The sport is now supported by strong competition in the market for bikes and equipment, a high profile international race series and a strong network of riders across the planet.

Typically, mountain bikers are also dedicated  conservationists who volunteer their time, labor and money to protect the natural and cultural resources where they ride. Scientific research has shown mountain biking to  be a low impact environmentally sustainable activity with no more impact on natural resources than hiking, and far less than many other recreational activities.

Mountain Biking in the Dominican Republic

Reports of mountain biking taking place in the Dominican Republic go as far back as the early 1990’s and it is likely that the sport was present even before then. The country contains the highest peak in the Caribbean,

Pico Duarte (3,087m) and a number of other mountains within the Cordillera Central mountain range.

Nonetheless, there are few reports of purpose-built mountain bike trails, with the exception  of the 12km long track that was created in Jarabacoa for the 2003 Pan American Games.  The track was built (in part using existing trails) for the purposes of cross-country mountain bike racing and exists to the present day with no promotion. Little or no regulation of trails and no clear legal policy on public rights of way, even in

National Parks, mean trail  networks are subject to frequent disruption and change. The prospect of changing conditions often acts as a barrier to entry for many and effectively hinders the growth of the sport.

Iguana Mama is the only notable tour operator in the country offering regular mountain biking trips for tourists. The operation currently has 30 bikes and employs three full-time guides with three part-time staff.

They offer a range of six different tours across a range of lengths and difficulties for under $100 per day,

including bike and equipment.

Evidence exists of a strong latent domestic demand  for a dedicated mountain biking facility in the

Dominican Republic as there are a number of existing mountain bike clubs in the country. The communication and  organization of these clubs is generally linked to a cycle retail store and they are generally found in one of the larger urban areas, particularly Santo Domingo and Santiago. The Dominican

Republic also has a UCI-affiliated national federation for cycling, the “Federacion Dominicana De

Ciclismo” which is based at the velodrome in Santo Domingo.

Downhill Bike Market Characteristics

Mountain biking market is generally segmented into the following five groups.

Downhillers & Freeriders: young,  predominantly male cyclists who have a passion for riding steep,

technical downhill terrain at high speed more than once per month. They are willing to travel long distances and spend large proportions of their disposable income on participation in the sport, often staying overnight. They require challenging and constantly evolving terrain to keep them interested  and are drawn to competitive events.

Enthusiasts: competent bike handlers who go mountain biking an average of once per month but who are not particularly fit and do not plan their own routes. They are willing to travel long distances and spend large proportions of their disposable income on participation in the sport, often staying overnight at weekends. They are influenced  by the latest trends and technologies and are likely to  be willing to pay for the benefits of skills training. They ride uphill so they can enjoy the downhill.

Sport Riders: physically fit, able riders who are frequently involved in off-road racing. They seek challenging uphill and downhill terrain. Often members of clubs, they may also have an interest in road cycling and will attend events which test physical endurance and speed. Sport riders may show an interest in skills training, particularly regarding technical descents.

Trail Riders: skilled  outdoor enthusiasts with a strong interest in adventure who  often participate in other outdoor activities, such as hiking or kayaking. The aesthetic of the mountain biking experience is more important to these people than the technical challenge. They are often members of rights of way or mountain biking pressure groups. Trail riders may show an interest in skills training, particularly regarding technical descents.

Leisure/Families: the leisure and family market is large but generally unaware of the technical skill required to participate in high-level mountain biking. They benefit from non-technical trails with a consistent surface and gentle gradient.

Hotel Market

The Dominican Republic has an estimated  70,000 hotel rooms. Approximately 60% of the hotels in the country are rated at the three-star level, with just 26% classified as four-star. Only 2-3% of the hotels in the country are rated as five-star. The remainder are unclassified, 2-star or below.

Hotels in the Dominican Republic are mainly found in a small number of coastal towns and cities. The focus of the majority of the existing product is beach tourism. Santiago and Santo Domingo are the only non-beach oriented destinations.

Accommodations in the immediate vicinity of Loma Prieta are non-existent. However, there are two principal destinations within the Cordillera Central mountain range that offer accommodations in the region:

•     Constanza is a town in the La Vega province of the Dominican Republic that is home to approximately 42,000 people. The town is at an elevation of 1,164m and the local industry is predominantly agriculture. Constanza is a known start point for hiking trips to the summit of Pico

Duarte and a base for other activities, including mountain biking, rock climbing and horse riding.

Constanza has three hotels with another in a neighboring village that offer accommodations at no greater than a three-star classification.

•     Jarabacoa is also found in the La Vega province and is home to an estimated  57,000 people. At an elevation of 529m, the area’s prevalent source of income is agriculture. The town hosts four accommodation providers, of which the highest classified is three-star hotel. Jarabacoa is well known as a destination for adventure tourism. Activities available include hiking, rock climbing,

mountain biking, rafting, kayaking and horse riding.

Competition

The Company’s evaluation to date of the competitiveness of the ParkVida project is based on a site visit,

interviews with local professionals, and detailed research. The concept behind ParkVida is unique and therefore there are no direct competitors in the Dominican Republic or elsewhere to the essence of the project. However, there are a number of hotels and resorts both in the Dominican Republic and globally which serve as good benchmarks for particular aspects of the ParkVida concept. Our competition is presented here according to four important characteristics of the project.

Eco-Tourism in the Caribbean

Strawberry Fields Together, Jamaica.  This development, within a tropical nature reserve on the Jamaican coast,  provides a range of cottages in an eco-lodge setting, including standard and ‘deluxe’  options. Meal plans are available for guests with a range of options, all using local ingredients and a mixture of traditional and modern recipes. There is even a special option available to be served dinner alone on a secluded beach.

There is an in-house adventure tour operator that provides a range of activities that take place during the day such as ATV driving, fishing and coffee plantation tours.

Villa Pajon, Valle Nuevo, Dominican Republic.  This sustainable tourism development provides a range of lodges for different group sizes in the Valle Nuevo area near Constanza.  Situated in the Cordillera Central mountain range, the area is popular with hikers, naturalists and equestrian enthusiasts. Accommodation is basic self-catering, with no electricity, and is aimed at those wishing to connect with nature.

Five-Star Luxury in/near the Dominican Republic

Tortuga Bay, Punta Cana, Dominican Republic.  This five-star resort was awarded the AAA Five Diamond

Award for outstanding levels of service. Guests are collected before reaching customs and provided with a fast-track service through the airport before being driven to the resort by private car. The designer villas are lavishly furnished and each is provided with their own electric golf buggy in order to travel around the resort. There is a golf course and spa on site, along with swimming pools and a range of activities.

The Horned Dorset Primavera Hotel, Rincon, Puerto Rico.  The Horned Dorset provides a number of colonial style villas on the Puerto Rican coast with full hotel service and facilities. The hotel is a renowned five-star facility and is noted  for its consistently high occupancy levels and regularly returning client base.

There are dining options available both in the restaurants on site and in-room. A golf course and casino can be found nearby and there is access to the beach. A range of water sports is available and horseback riding on the beach is popular.

Off-Grid Sustainable Construction

Bay of Fires Lodge, Tasmania,  Australia.  This truly ecologically sensitive development offers discounted pricing for those that choose to walk to the lodge rather than take a vehicle. Power for lighting and heating is provided by photo voltaic cells on the roof and all of the materials for the construction were lifted in by helicopter or carried  by hand to minimize disturbance to the local environment. There is a strict waste management system in place to ensure that everything that can be recycled is recycled and  where possible the use of resources is done so sparingly in the first place. The lodge provides a base for the exploration of the surrounding area.

World-Renowned Mountain Biking

Whistler Bike Park, British Columbia, Canada.  The Whistler Bike Park opened in 1998 with two main factors driving the idea:

•     pressure from mountain bikers in the area who saw an opportunity to use the ski lifts in the summer months to increase the amount of time they spent riding downhill, and

•     a desire on the part of the ski resort operator Whistler Blackcomb to fill the otherwise non-profitable summer months.

Since opening, the Whistler Bike Park has become the best-known and most successful bike park in the world. Open from mid-May to mid-October during which time it welcomes more than 80,000 visitors onto its lifts. Based on no prior model, the Whistler Bike Park uses the vertically integrated approach taken from its winter operation. The company operates lifts, rental businesses, food and beverage outlets, a bike school and a number of franchises and retail outlets. Users of the Whistler Bike Park must have an  appropriate bike, protective gear and have signed a waiver before being permitted into the park. Barcode-scanning validation is used by staff at the base of the lifts to check the pass of each individual. During full opening,

the user has access to  approximately 50 mountain bike trails graded  from green to double black and three lifts.

The Whistler Bike Park bike school provides instruction and guiding services to all levels of rider visiting the park. Participants can choose between public group lessons or hiring a private instructor for a group of their choosing.  Beginners are shown the basic techniques and given a safety briefing before being introduced to the trail network, starting with the easiest trails.  Higher-level riders can choose to work on specific skills or simply be guided through new terrain. Package deals are available on lesson, lift tickets and equipment rental.

Portes du Soleil, Haute - Savoie, France.  The Portes du Soleil network is a total of 12 interconnected resorts that operate primarily as a ski and  snowboard area of the French Alps in winter.  In summer, the region opens a limited number of lifts to allow access by bike to trails that span an area that crosses the border into

Switzerland. Mountain bike trails in the region grew organically, often created  by the users themselves.

Initially, the only professionally constructed trails were created to attract major international competitions

(Mountain Bike World Championships,  2004) but increasingly the resorts themselves have begun to fund the building of new trails.

Unlike the Whistler Bike Park, ownership of business operations in the region is fragmented. A range of companies exists to manage retail, accommodation providers, lift operations and food/beverage outlets among other businesses in the area.  The Portes du Soleil, particularly Morzine and Les Gets, attract a large number of summer visitors each year (official estimates are in the region of 150,000.)

Competitive Analysis

We believe that the ParkVida project has the following strengths:

•     ParkVida is a unique concept that is not easily copied given the requirement of suitable land ownership which should serve as a barrier to entry for competitors.

•     Location, natural beauty, favorable topography, agreeable climate.

•     Local tax incentives.

•     Local community and political support.

•     Established demand.

We believe that the ParkVida project has the following weaknesses:

•     Existing road access to the site is merely acceptable and will require development.

•     Poor quality of existing tourism products in the immediately surrounding area.

•     General association of the Dominican Republic with three star all-inclusive beach holidays only.

We  believe  that  the  ParkVida  project  offers  the  following  opportunities  which  may  give  it  an  advantage over existing competitors:

•     A high level of service in a country where currently only a small percentage of five-star level facilities exist.

•     A range of different activities on the same site:

o     Downhill mountain biking

o     Cross country mountain biking

o     Zip lining

o     Hiking

o     Spa services

o     Fishing

o     Coffee tours

ParkVida will be like no other resort found in the Dominican Republic or the Caribbean with competitive advantages that will distinguish it from other resorts as offering something unique, whilst being both attractive and accessible to a broad market of enthusiasts.

Marketability

The Dominican Republic service sector provides 67.5% of the country’s GDP; tourism is a large contributor to this sector. The sector is not without government-provided economic incentives for the creation of new business and growth including tax relief to service sector business developers. On October

9, 2001, Law 158-01 was issued to promote tourist development in areas with limited resources and in new areas with potential for tourist related activities. The legislation also created an official fund for the promotion of tourism.

In 2010 there were 3,189,306 foreign visitors to the Dominican Republic. Of these, 2,910,280 stated their reason for entering the country to be recreation. Approximately 53% were female, 47% male. Half of the tourists were under the age of 35. The principal foreign originations for such tourists were North America and Europe at over 55% and 30%, respectively.

The target audience for ParkVida will be relatively varied given the variety of attractions and leisure components intended to be available. JBP anticipates a large element of ‘crossovers’ from one target audience to another, each with their own particular buying and spending patterns. The core target audience is expected to be the mountain biking fraternity, which includes downhillers and free riders,  enthusiasts,

sport riders, trail riders, leisure/family riders and specialist groups. ParkVida will also offer facilities and services to an audience seeking value for money, as well as an eco adventure.

The market for JBP’s audience is anticipated to range from international to local. Predominantly, JBP expects the international traveler to be from North America but it is also expected that, as the ParkVida experience is recognized, that there will be no limitations as to where the mountain biker will travel from, as it will be designed as a destination for bikers to learn and play in a warm climate year round. JBP’s target audience is also expected to be wide reaching and will not necessarily include those who want to mountain bike, or even know how to mountain bike. ParkVida intends to cater to the needs and requirements of the local Dominican market as well, so day visits or longer stays are likely from nearby cities, especially during the weekends.

Cyclical Nature of the Business

The busiest tourist season in the Dominican Republic is winter, beginning in mid-December and lasting until the end of April. This season is historically drier than the rest of the year, with less chance of tropical storms and high winds. A second peak occurs in the typical summer holiday months from June to mid-September. The quietest months are May,  October and November.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company holds no patents, trademarks, licenses, franchises, concessions, royalty agreement or labor contracts.

Governmental and Environmental Regulation

The Company’s operations are subject to a variety of national, federal, provincial and local laws, rules and regulations relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. The Company believes that it is in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, the Company believes that compliance with such laws, rules, regulations and requirements do not impose a material impediment on its ability to conduct business.

Dominican Republic Tourism  Incentive Law. The “Law for Promoting Tourism Development,” 158-01,

was established to regulate scarcely developed Dominican Republic’s tourist destinations and new destinations in provinces and locations having great potential. The Cordillera Central mountain range is one such area. Under the regulation, projects requiring significant tourist infrastructures must submit an environmental impact study. Accordingly, the ParkVida requires such a study, which will evaluate the project, the infrastructures required, the impact zone and the sensitivity of the area to be developed. JBP has initiated an environmental impact study and engaged Modularis to ensure ParkVida’s eligibility for the benefits to resort developers that come with 158-01.

Climate Change Legislation and Greenhouse Gas Regulation. Most studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations agreed to limit emissions of “greenhouse gases” pursuant to the United

Nations Framework Convention on Climate Change, and the “Kyoto Protocol” to which the Dominican

Republic is a signatory. Greenhouse gas legislation in the Dominican Republic could have a material adverse effect on our business, financial condition, and results of operations.

Employees

The Company has four employees, including Ruairidh Campbell, our sole officer and director, two individuals in the Dominican Republic responsible for maintaining the property and one individual in

Canada who serves as the president of JBP. Otherwise, the Company looks to Mr. Campbell for his entrepreneurial skills and talents. Management also uses consultants, attorneys and accountants as necessary.

Research and Development

During the years ended  December 31, 2011 and 2010, the Company spent no amounts on research and development activities.

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

Since our inception in 2008, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $773,316 at December 31, 2011. The Company has never realized revenue from operations. Our only expectation of future profitability is dependent on the successful development of ParkVida as a resort, which success is in no way assured.

The Company’s limited financial resources cast severe doubt on our ability to develop ParkVida .

The Company’s future operation is dependent upon the successful development of ParkVida. We found it impossible to realize the financing needed for our share exchange agreement with PWS and may encounter the same difficulty in realizing the requisite funding to see the development of ParkVida through to completion. The Company’s inability to finance its operations sufficiently may prevent it from developing

ParkVida. Should the Company be unable to develop ParkVida, it will, in all likelihood, be forced to cease operations.

We are dependent upon key personnel who would be difficult to replace.

Our continued operation will be largely dependent on the efforts of Ruairidh Campbell, our sole officer and director, and Mason Blackmore, JBP’s president. We do not maintain key-person insurance on Mr.

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

We require near term financing to satisfy working capital requirements.

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

Additionally, a new set of risks will arise in the event we complete the resort.  At that time volatility in our net operating income will be our greatest risk. Fluctuations in the operating performance of ParkVida could negatively impact the net operating income available to us which in turn could affect our ability to service any future mortgage or senior debt, potentially forcing us into liquidation.

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

Our internal controls over financial reporting are not considered effective which conclusion may result in a loss of investor confidence in our reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Since we are unable to assert that our internal controls are effective, our investors may lose confidence in the accuracy and completeness of our financial reports,

which in turn could cause our stock price to decline.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights for our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contain a specific provision that eliminates the liability of directors for monetary damages to us and our stockholders; further, we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against the

Company’s directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES

Offices

The Company maintains its offices at 1403 East 900 South, Salt Lake City, Utah, 84105. We pay no rent for the use of this office. The Company does not believe that it will need to maintain a larger office at any time in the foreseeable future in order to carry out its operations.

JBP maintains an office in Santo Domingo, Dominican Republic for which it pays no rent. JBP does not believe that it will need to maintain additional office space at any time in the foreseeable future in order to carry out the plan of operation described herein.

ParkVida

JBP has purchased  approximately 700 acres located at the top of the Cordillera Central mountain range in the Dominican Republic during 2008. The property is in the province of Santiago and borders the Armando

Bermudez National Park. JBP intends to develop the property to offer 199 rooms adjacent to an existing village, Loma Prieta. Nine small homes, a school building and a market comprise the village, all of which were purchased by JBP in 2010.

Road access to the site is available from Santiago, a journey of approximately two hours. The road is a mix of asphalt and hard-packed earth and follows a route through a number of small villages, coffee and fruit plantations. The current road from the base of the valley across a bridge over the river Bao to Loma Prieta is a poor quality track with occasional steep sections and is currently passable only with an  appropriate all terrain vehicle. Helicopter access to the site is possible, with a suitable open landing area next to the existing school building. Domestic travel and airport transfers for guests choosing to travel by air will also be provided.

The proposed central area of development lies on a mountain ridge at an elevation of approximately 1,300m that rises steadily to the highest point of the site at approximately 1,670m in the southeast. The steeply sided ridge drops more than 700m vertically to the base of the valley and the river Bao below and to the west. The majority of the site provides a southwest aspect that is sunlit for the entire day. Northwest of the site, further downstream  along the river Bao, is the future site of a large hydroelectric dam due to be completed by a

Brazilian developer in 2016. The dam will produce a lake in the base of the valley that will have a water level expected to be at an elevation of around  860m. The project will flood a small part of the property and provide bordering access to a new lake.

ITEM 3.

LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority  under the symbol, “PRKV”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years.

Year

Quarter Ended

High

Low

2011

December 31

$0.08

$0.01

September 30

$0.07

$0.05

June 30

$0.15

$0.05

March 31

$0.10

$0.05

2010

December 31

$0.08

$0.05

September 30

$0.08

$0.05

June 30

$0.09

$0.03

March 31

$0.05

$0.02

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of May 16, 2012 there were 86 shareholders of record holding a total of 40,487,175 shares of fully paid and non-assessable common stock of the 250,000,000 shares of common stock, par value $0.001,

authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker

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

Preferred Stock

As of May 16, 2012 there were no shareholders of record of the 5,000,000 shares of preferred stock, par value $0.001, authorized.

Warrants

As of May 16, 2012 the Company had the following warrants to purchase shares of our common stock

•     6,824,300 share purchase warrants to be exercised within ten years of the date of grant at an exercise price of $0.005 per share, and

•     682,430 share purchase warrants to be exercised within three years of the date of grant at an exercise price of $0.06 per share.

Stock Options

As of May 16, 2012 the Company had no outstanding stock options to purchase shares of our common stock.

Convertible Securities

As of May 16, 2012 the Company had the following convertible securities

•     $60,000 Canadian dollars due on October 12, 2013, accruing 8% interest to be paid annually, of which amount principal and interest are convertible into shares of the Company’s common stock at

$0.07 per share at the option of holder or borrower based on certain criteria.

•     $30,000 due on January 19, 2014, accruing 8% interest to be paid annually, of which amount principal and interest are convertible into shares of the Company’s common stock at $0.07 per share at the option of holder or borrower based on certain criteria.

•     $40,000 due on March 28, 2014, accruing 8% interest to be paid annually, of which amount principal and interest are convertible into shares of the Company’s common stock at $0.07 per share at the option of holder or borrower based on certain criteria.

•     $50,000 due on March 28, 2014, accruing 8% interest to be paid annually, of which amount principal and interest are convertible into shares of the Company’s common stock at $0.07 per share at the option of holder or borrower based on certain criteria.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under any equity compensation plan.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company has not repurchased any shares of its common stock during the year ended December 31,

2011 or since that date through May 16, 2012.

Recent Sales of Unregistered Securities

On October 12, 2011 the Company authorized the issuance of a convertible promissory note to the Estate of

Arnie Olafson in the amount of $60,000 Canadian dollars for cash consideration in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as

amended (“Securities Act”). The convertible note is due on October 12, 2013, bears interest of 8% per annum and is convertible into shares of the Company’s common stock at $0.07 at the direction of the holder or borrower based on certain criteria.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United

States at the time of the offering, and ensuring that the offeree to whom the convertible promissory note was offered and authorized was a non-U.S. offeree with an address in a foreign country.

On January 20, 2012 the Company authorized  the issuance of a convertible promissory note to Raymond

Olson in the amount of $30,000 for cash consideration in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”).

The convertible note is due on January 19, 2014, bears interest of 8% per annum and is convertible into shares of the Company’s common stock at $0.07 at the direction of the holder or borrower based on certain criteria.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United

States at the time of the offering, and ensuring that the offeree to whom the convertible promissory note was offered and authorized was a non-U.S. offeree with an address in a foreign country.

On March 30, 2012 the Company authorized the issuance of a convertible promissory note to Jay

Blackmore in the amount of $40,000 for cash consideration in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended

(“Securities Act”). The convertible note is due on March 28, 2014, bears interest of 8% per annum and is convertible into shares of the Company’s common stock at $0.07 at the direction of the holder or borrower based on certain criteria.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United

States at the time of the offering, and ensuring that the offeree to whom the convertible promissory note was offered and authorized was a non-U.S. offeree with an address in a foreign country.

On March 30, 2012 the Company authorized the issuance of a convertible promissory note to Jim Rogers in the amount of $50,000 for cash consideration in reliance upon the exemptions from registration provided by

Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). The convertible note is due on March 28, 2014, bears interest of 8% per annum and is convertible into shares of the

Company’s common stock at $0.07 at the direction of the holder or borrower based on certain criteria.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United

States at the time of the offering, and ensuring that the offeree to whom the convertible promissory note was offered and authorized was a non-U.S. offeree with an address in a foreign country.

Trading Information

The Company’s common stock is currently approved for quotation under the symbol “PRKV”. The information for our transfer agent is as follows:

Interwest Transfer Company

1981 E. Murray-Holladay Road

Holladay,  Utah 84117–5164

(801) 272-9294.

Section 15(g) of the Securities Exchange Act of 1934

Our Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of

$5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or

$300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers

“spread” and broker/dealer compensation; the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

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

Plan of Operation

The Company’s plan of operation over the next twelve months is to finalize plans for the phased development of a destination resort in the Dominican Republic to be known as “ParkVida”.

The development of ParkVida is to be split into two phases in order to grow the project in an economically sustainable fashion. During Phase 1 we expect to construct 39 accommodation units and offer a host of activities (many developed to a smaller scale than in the final plan). During Phase 2 we expect to construct another 160 accommodation units and offer additional activities.

Phase I development will require $5.8 million in new financing for which management is yet to procure any commitment. Subject to realizing funding, we expect to start construction in early 2012 with a planned opening before the end of that year. The financing of Phase 1 is expected to come from a combination of debt and equity financings.

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

Development Activities

During the year ended December 31, 2011, the Company was involved in the following:

•     JBP oversaw Select Contracts’ completion of ParkVida’s concept design work which included the project’s initiation, a market study, ParkVida brand identity, concept artwork, timelines, a business plan, trail design overview, and a final presentation.

•     JBP worked with Select Contracts to prepare a phased development plan for ParkVida.

•     JBP worked with Select Contracts in completing marketing preparations for the Kokanee

Crankworx mountain biking festival, a 10-day event between July 15 and 24, 2011 that brought the world’s best mountain bike athletes to Whistler, British Columbia.

•     JBP engaged Modularis to provide schematic design and  construction drawings for ParkVida.

•     JBP engaged Modularis to oversee the preparation of an environmental impact study for submittal to the appropriate authorities in the Dominican Republic and to obtain local permission for development plans for ParkVida.

•     JBP engaged Modularis to transfer title to JBP for properties purchased in Loma Prieta and to apply for eligibility tax incentives under the Law for Promoting Tourism Development, 158-01.

•     JBP engaged  Isaac Casteňada to review the business plan for ParkVida.

During the year ended December 31, 2010, the Company was involved in the following:

•     JBP engaged Modularis, a consulting firm based in the Dominican Republic, to provide the general conceptual work, a project draft, architectural blueprints, sales material and legal work. All such work was completed during the period.

•     JBP engaged Gravity Logic to initiate trail development on the property.

•     JBP purchased houses and land in the town of Loma Prieta which settlement is contiguous with the property already owned by JBP and designated for ParkVida.

•     JBP engaged Select Contracts, an international consulting firm, to expand on detailed design work,

enlarge its business plan for ParkVida and coordinate development efforts.

Results of Operations

Net Losses

For the period from inception (January 1, 2008) to December 31, 2011 we recorded a net loss of $773,316 due primarily to costs associated with general and administrative expenses. General and administrative costs include accounting costs, consulting fees, professional fees, title costs, project development expenses,

due diligence costs and office operation costs.

Net losses for the twelve month period ended December 31, 2011 were $288,808 as compared to $244,892 for the twelve month period ended December 31, 2010. The increase in the Company’s net losses over the comparative twelve month periods can be attributed to an increase in general and administrative costs in the current annual period due primarily to project development expenses in the Dominican Republic, costs associated with our former office in Whistler, British Columbia and interest expenses.

The Company has not generated revenue to date and expects to continue to incur losses until the completion of the first phase of the ParkVida resort at which time net revenue is expected to cover operational costs.

Capital Expenditures

The Company has expended $814,473, less accumulated depreciation of $42,215, on capital expenditures for the period from inception to December 31, 2011 in connection to the purchase of land, houses and equipment.

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

The Company had current assets of $6,487 consisting solely of cash as of December 31, 2011 and total assets of $778,745 consisting of current assets, and property and equipment of $772,258 in the Dominican

Republic. The Company had total current liabilities of $48,987 as of December 31, 2011, consisting of

$26,672 in accounts payable and $21,280 in related party payables and $1,035 in accrued interest.

Stockholders’ equity in the Company was $670,932 at December 31, 2011.

Cash flow used in operating activities was $505,494 for the period from inception to December 31, 2011.

The cash flows used in operating activities since inception can be primarily attributed to net losses incurred as the result of general and administrative expenses.

Cash flow used in operating activities for the twelve month period ended December 31, 2011 was $25,441 as compared to $273,059 for the twelve month period ended December 31, 2010. The difference in cash flows used in operating activities over the comparative annual periods can be attributed primarily to the increases in depreciation, accounts payable, related party payables and the effect of the reverse capitalization in the current annual period.

We expect to continue to use cash flow in operating activities until such time as ParkVida is operational and net losses from operations are eliminated.

Cash flow used in investing activities was $440,372 for the period from inception to December 31, 2011.

Cash flows used in investing activities can be attributed to the purchase of property and equipment for

ParkVida.

Cash flow used in investing activities for the twelve month period ended December 31, 2011  was $41,941 as compared to $50,500 for the twelve month period ended December 31, 2010. The cash flow used in investing activities in the prior annual month period can be attributed to purchases of property and equipment for ParkVida.

We expect to continue to use cash flow in investing activities once we have commenced the initial phase of the ParkVida development.

Cash flow from financing activities was $952,352 for the period from inception to December 31, 2011. The cash flows from financing activities since inception can be mainly attributed to the reverse capitalization,

proceeds from long term debt, cash contributed by shareholders and proceeds from a note payable.

Cash flow from financing activities for the twelve month period ended December 31, 2011 was $73,869 as compared to $323,559 for the twelve month period ended December 31, 2010. The cash flows from financing activities in the current annual period are attributed to the reverse capitalization with JBP and proceeds from long term debt.

We expect to continue to realize cash flow from financing activities as debt or equity in order to finance the development of ParkVida.

The Company’s current assets are insufficient to follow its plan of operation over the next twelve months as it will need to seek at least $6,000,000 in debt or equity financing to fund the development of ParkVida.

Further the Company’s current assets are insufficient to maintain its minimal operational requirements. The

Company has no current commitments or arrangements with respect to, or immediate sources of funding to finance the development of ParkVida. Third party investors are the most likely source of debt or equity financing to fund Phase I of the development and shareholders are the most likely source of debt or equity financing to maintain operations. No commitment for the equity or debt financing of ParkVida has been secured to date. The Company’s inability to obtain additional financing for ParkVida will have a material adverse affect on its ability to develop the project.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of December 31, 2011.

The Company had no commitments for future capital expenditures that were material at December 31, 2011 other than those anticipated for the development of ParkVida.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any property or equipment other than those anticipated for the development of ParkVida.

The Company has no current plans to make any changes in the number of employees other than those anticipated for the development of ParkVida.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock to fund our business operations. Unfortunately, there is no assurance that we will be able to secure the financing requisite to fund our plan of operations.

Off-Balance Sheet Arrangements

As of December 31, 2011, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2011 and 2010, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Going Concern

Our auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $773,316  as of December 31, 2011. The Company’s ability to continue as a going concern is dependent on realizing net income from operations or procuring additional financing.

Management’s plan to address the Company’s ability to continue as a going concern includes: (i) procuring financing from the placement of debt or equity; (ii) realizing net income from the realization of ParkVida;

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

•     uncertainties related to development of ParkVida;

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

Recent Accounting Pronouncements

Please see Note 14 to our consolidated financial statements for recent accounting pronouncements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our  financial  statements  for  the  years  ended  December  31,  2011  and  2010  are  attached  hereto  as  F-1 through F-17.

PARK VIDA GROUP, INC.

(A Development Stage Company)

December 31, 2011 and 2010

INDEX

Page

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statement of Stockholders’ Equity

F-5

Consolidated Statements of Cash Flows

F-6

Notes to  Consolidated Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Park Vida Group, Inc. and Subsidiary

Salt Lake City, Utah

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Park  Vida  Group,  Inc.  and

Subsidiary  [a  development  stage  company]  as  of  December  31,  2011  and  2010  and  the  related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years  in  the  two-year  period  ended  December  31,  2011  and  for  the  period  from  inception  on

December   7,   1999   through   December   31,   2011.   Park   Vida   Group,   Inc.   and   Subsidiary’s

management  is  responsible  for  these  financial  statements.  Our  responsibility  is  to  express  an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Vida Group, Inc. and Subsidiary as of December 31, 2011

and  2010 and  the  results  of its  operations and  its  cash  flows  for each of the  years  in the two-year period ended December 31, 2011 and for the period from inception on December 7, 1999 through

December  31,  2011,  in  conformity  with  accounting  principles  generally  accepted  in  the  United

States of America.

The  accompanying  consolidated  financial  statements  have  been  prepared  assuming  Park  Vida

Group,  Inc.  and  Subsidiary  will  continue  as  a  going  concern.  As  discussed  in  Note  2  to  the consolidated financial statements, Park Vida Group, Inc. and Subsidiary has incurred losses since

its  inception  and  has  not  yet  established  profitable  operations.   These  factors  raise  substantial

doubt  about  the  ability of  the  Company to  continue  as  a  going  concern.   Management’s  plans  in

regards to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

May 16, 2012

PARK VIDA GROUP, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

ASSETS

2011

2010

Current assets:

Cash

$

6,487

-

Prepaid expenses

-

71,250

Total current assets

6,487

71,250

Property and equipment, net

772,258

585,560

Total assets

$

778,745

656,810

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

$

26,672

8,461

Related party payables

21,280

-

Accrued expenses

1,035

4,870

Note payable

-

378,963

Total current liabilities

48,987

392,294

Long-term debt

58,826

-

Total liabilities

107,813

392,294

Commitments and contingencies

Stockholders' equity:

Preferred stock, $.001 par value, 5,000,000 shares

authorized, no shares issued and outstanding

-

-

Common stock, $.001 par value, 250,000,000 shares

authorized, 40,487,175 and 15,282,120 shares issued

and outstanding, respectively

40,487

15,282

Additional paid-in capital

1,403,761

733,742

Deficit accumulated during the development stage

(773,316)

(484,508)

Total stockholders' equity

670,932

264,516

Total liabilities and stockholders' equity

$

778,745

656,810

The accompanying notes are an integral part of these consolidated financial statements.

PARK VIDA GROUP, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011 and 2010 and Cumulative Amounts

Cumulative

2011

2010

Amounts

Revenue

$

-

-

-

General and administrative costs

263,679

240,022

743,317

Loss from operations

(263,679)

(240,022)

(743,317)

Other income (expense):

Interest income

8

-

8

Interest expense

(25,137)

(4,870)

(30,007)

Loss before provision for income taxes

(288,808)

(244,892)

(773,316)

Provision for income taxes

-

-

-

Net loss

$

(288,808)

(244,892)

(773,316)

Loss per common share -

basic and diluted

$

(0.01)

(0.01)

Weighted average common shares -

basic and diluted

22,118,560

15,282,120

The accompanying notes are an integral part of these consolidated financial statements.

PARK VIDA GROUP, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

January 1, 2008 (Date of Inception) to December 31, 2011

Deficit

Accumulated

Additional

During the

Total

Common Stock

Paid-in

Development

Stockholders'

Shares

Amount

Capital

Stage

Equity

Balance at January 1, 2008

-    $

-    $

-    $

-    $

-

Issuance of common stock for cash

15,282,120

15,282

(12,138)

-

3,144

Capital contributions:

Cash

-

-

258,803

-

258,803

Office rental costs

-

-

12,000

-

12,000

Net loss

-

-

-

(89,200)

(89,200)

Balance at December 31, 2008

15,282,120

15,282

258,665

(89,200)

184,747

Capital contributions:

Cash

-

-

292,977

-

292,977

Office rental costs

-

-

12,000

-

12,000

Net loss

-

-

-

(150,416)

(150,416)

Balance at December 31, 2009

15,282,120

15,282

563,642

(239,616)

339,308

Capital contributions:

Cash

-

-

158,100

-

158,100

Office rental costs

-

-

12,000

-

12,000

Net loss

-

-

-

(244,892)

(244,892)

Balance at December 31, 2010

15,282,120

15,282

733,742

(484,508)

264,516

Effect of reverse recapitalization

25,205,055

25,205

584,317

-

609,522

Capital contributions:

Office rental costs

-

-

9,000

-

9,000

Related party payable forgiveness

-

-

76,702

-

76,702

Net loss

-

-

-

(288,808)

(288,808)

Balance at December 31, 2011

40,487,175    $

40,487    $      1,403,761    $

(773,316)    $

670,932

The accompanying notes are an integral part of these consolidated financial statements.

PARK VIDA GROUP, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and 2010 and Cumulative Amounts

Cumulative

2011

2010

Amounts

Cash flows from operating activities:

Net loss

$

(288,808)

(244,892)

(773,316)

Adjustments to reconcile net loss to

net cash used in operating activities:

Depreciation and amortization

37,339

17,752

63,714

Related party contributions

85,702

12,000

121,702

Reverse recapitalization

99,799

-

99,799

(Increase) decrease in:

Prepaid expenses

-

(71,250)

(71,250)

Increase (decrease) in:

Accounts payable

18,211

8,461

26,672

Accrued expenses

1,035

4,870

5,905

Related party payables

21,280

-

21,280

Net cash used in operating activities

(25,441)

(273,059)

(505,493)

Cash flows from investing activities:

Purchases of property and equipment

(41,941)

(50,500)

(440,372)

Net cash used in investing activities

(41,941)

(50,500)

(440,372)

Cash flows from financing activities:

Proceeds from note payable

-

165,459

165,459

Proceeds from long-term debt

58,826

-

58,826

Cash contributed by stockholders

-

158,100

709,880

Reverse recapitalization

15,043

-

15,043

Issuance of common stock

-

-

3,144

Net  cash provided by financing activities

73,869

323,559

952,352

Net  change  in cash

6,487

-

6,487

Cash, beginning of period

-

-

-

Cash, end of period

$

6,487

-

6,487

The accompanying notes are an integral part of these consolidated financial statements.

PARK VIDA GROUP, INC.

(A Development Stage Company)

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1 – Organization and Summary of Significant Accounting Policies

Organization and Reverse Capitalization

Park Vida Group, Inc. (the Company) was incorporated in the State of Nevada on December 7, 1999 as

Montana Mining Corp. The Company is engaged in the design and construction of a destination resort in the

Dominican Republic.

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

The Purchase Agreement closed on September 23, 2011 pursuant to which the Company acquired from

Park all of the outstanding shares of JBP in exchange for fifteen million two hundred and eighty-two thousand one hundred and twenty (15,282,120) shares of common stock and six million eight hundred and twenty-four thousand and three hundred (6,824,300) share purchase warrants exercisable within ten years of the date of grant at an exercise price of $0.005 a share.  As of December 31, 2011 the stock had not yet been issued but has been shown in the financial statements as issued and outstanding.

The Purchase Agreement further required the Company to issue at closing a facilitation fee of one million five hundred and twenty-eight thousand two hundred and twelve (1,528,212) shares and six  hundred eighty-two thousand four hundred and thirty (682,430) share purchase warrants exercisable within three years of the date of grant at an exercise price of $0.06 a share. As of December 31, 2011 the stock has not yet been issued but has been shown in the financial statements as issued and outstanding.

The closing of the Purchase Agreement caused the Company to acquire JBP as a wholly-owned subsidiary.

On giving effect to the closing of the Purchase Agreement, the former stockholder of JBP holds approximately 40% of the Company’s common stock.

The Purchase Agreement was accounted for as a reverse acquisition and recapitalization whereby JBP is deemed to be the accounting acquirer (and the legal acquiree). Accordingly, JBP’s historical financial statements for the periods prior to the reverse acquisition became those of the Company retroactively restated for, and giving effect to, the number of shares received in the Purchase Agreement.  The surviving entity reflects the assets and liabilities of JBP and the Company at their historical book value and no goodwill has been recognized, as required by the rules and regulations of the SEC. The issued common stock is that of the Company, the accumulated deficit is that of JBP and the statements of operations are that of JBP for the years ended December 31, 2011 and 2010 and cumulative amounts plus that of the Company from September 24, 2011 through December 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and JBP.  All significant intercompany balances and transactions have been eliminated.

PARK VIDA GROUP, INC.

(A Development Stage Company)

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

Property and Equipment

Property, buildings, improvements, and equipment are stated at cost less accumulated depreciation.

Maintenance and repairs are charged to expense as incurred. Costs of major renewals or betterments are capitalized over the remaining useful lives of the related assets. Depreciation is computed by using the straight-line method. Land improvements are depreciated over ten years. Buildings and improvements are depreciated over fifteen to thirty-nine years. Equipment is depreciated between five and seven years.

Leasehold improvements are depreciated over the shorter of the estimated useful life or the remaining life of the lease.  The cost of property disposed of and related accumulated depreciation is removed from the accounts at the time of disposal, and gain or loss is reflected in operations.

Long-Lived Assets

The Company evaluates its long-lived assets in accordance with Accounting Standards Codification (ASC)

360, “Accounting for the Impairment of Long-Lived Assets.”  Long-lived assets held and used by the

Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their

estimated useful lives against their respective carrying amounts.   Impairment, if any, is based on the excess

of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

PARK VIDA GROUP, INC.

(A Development Stage Company)

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Convertible Debts

In accordance with ASC 470-20, the Company calculated the value of any beneficial conversion features embedded in its convertible debts.  If the debt is contingently convertible, the intrinsic value of the beneficial conversion feature is not recorded until the debt becomes convertible.

Convertible debts are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debt holders have to convert into ordinary shares of the Company.  If the number of shares that may be required to be issued upon conversion of the convertible debt is indeterminate, the embedded conversion option of the convertible debt is accounted for as a derivative instrument liability rather than equity in accordance with ASC 815-40.

The debt component of the convertible debt is measured at amortized cost and therefore increases as the present value of the interest coupon payments and redemption amount increases, with a corresponding charge to finance cost – other than interest. The debt component decreases by the cash interest coupon payments made. The embedded derivatives are measured at fair value at each balance sheet date, and the change in the fair value is recognized in the income statement.

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

December 31, 2011, management did not identify any uncertain tax positions. The tax years previous to

2008 are closed to examination by the Internal Revenue Service.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2011 and 2010 the Company recognized no interest and penalties and had no accruals for interest and penalties.

PARK VIDA GROUP, INC.

(A Development Stage Company)

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718 which requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted  and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options.

The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

PARK VIDA GROUP, INC.

(A Development Stage Company)

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 2 – Going Concern

As of December 31, 2011, the Company’s revenue generating activities are not in place, and  the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to seek additional equity or debt financing to develop the ParkVida destination resort in the Dominican Republic. There can be no assurance that such funds will be available to the Company.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 – Property and Equipment

Property and equipment consist of the following:

2011

2010

Land and improvements

$

447,824

447,824

Buildings and improvements

29,000

29,000

Construction in process

270,338

50,300

Leasehold  improvements

-

17,500

Equipment

67,311

67,311

814,473

611,935

Less accumulated depreciation

(42,215)

(26,375)

$

772,258

585,560

PARK VIDA GROUP, INC.

(A Development Stage Company)

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 4 – Related Party Transactions

The president of JBP is the son of a shareholder of the Company and was paid $6,000 ($2,000 per month)

during the last quarter of 2011 for services rendered.

The Company’s Chief Executive Officer is a shareholder and director of the Company and was paid $3,000

($1,000 per month) during the last quarter of 2011 for services rendered.

The Company’s Chief Executive Officer is the sole shareholder and owner of a company that provides services to the Company that was paid $3,000 ($1,000 per month) on account during the last quarter of 2011 for services rendered.

The Company contracts with Modularis C. xA. (Modularis), a Dominican architectural services and consulting firm owned by a shareholder of the Company (see Note 12).

Prior to the reverse merger, the Company paid $99,799 in operating expenses on behalf of JBP.

Note 5 – Related Party Payables

Related party accounts payables consist of the following:

2011

2010

Payables to officers and shareholders of the Company

and their affiliated entities. The payables are non-

interest bearing, due on demand, and unsecured.

$

21,280

-

Note 6 – Note Payable

Prior to the reverse recapitalization (see Note 1), the Company advanced funds to JBP under the terms of a note payable.

At December 31, 2011, intercompany balances between the Company and JBP were eliminated in consolidation.

At December 31, 2010 the note payable balance consists of cash advances of $165,459 and direct payments for property and equipment additions of $213,504 from the Company and related accrued interest of

$4,870.

PARK VIDA GROUP, INC.

(A Development Stage Company)

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 7 – Long-Term Debt

Long-term debt consists of the following:

2011

2010

Unsecured note payable in the amount of CAD $60,000,

to the Estate of Arnie Olafson, bearing interest at 8%

and due October 2013. The note may be converted to

common shares of the Company at the option of the

holder or borrower if certain criteria are met, based on the outstanding principal and accrued interest at the rate of

USD $0.07 per common share.

$

58,826

-

PARK VIDA GROUP, INC.

(A Development Stage Company)

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 8 – Income Taxes

The provision for income taxes differs from the amount computed at statutory rates as follows:

Cumulative

2011

2010

Amounts

Income tax benefit at statutory rate

$

(99,000)

(68,000)

(262,500)

Loss of subsidiary

6,500

-

6,500

Shareholder paid expenses

15,000

-

15,000

Expiration of net operating loss

carryforwards

22,500

-

25,000

Change in valuation allowance

55,000

68,000

216,000

$

-

-

-

Deferred tax assets (liabilities) are comprised of the following:

2011

2010

Start up costs

$

46,000

34,000

Net operating loss carryforwards

175,000

127,000

Accrued interest income

(5,000)

-

Valuation allowance

(216,000)

(161,000)

$

-

-

The Company has federal income tax net operating loss carryforwards of approximately $32,000, which begin to expire in 2020. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized. The Company has Dominican income tax net operating loss carryforwards of approximately $673,000, which will expire in the approximate amounts of $150,000, $245,000, and $278,000 in the years 2012, 2013, and 2014, respectively.

PARK VIDA GROUP, INC.

(A Development Stage Company)

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 9 – Supplemental Cash Flow Information

No amounts have been paid for interest or income taxes since inception.

During the year ended December 31, 2011, the Company:

•     Transferred $71,250 from prepaid expenses to construction in process.

•     Disposed of abandoned leasehold improvements of $21,500, which were fully amortized.

•     Acquired property and equipment in exchange for an increase in a note payable of $110,847.

During the year ended December 31, 2010, the Company acquired property and equipment in exchange for an increase in a note payable of $213,504

Note 10 – Common Stock Warrants

Common stock warrants consist of:

Exercise

Number of

Price

Warrants

Per Share

Outstanding at January 1, 2011 and 2010

-

$

-

Granted, vested, and exercisable

7,506,730

$.005 - .06

Outstanding at December 31, 2011

7,506,730

$.005 - .06

The  following  table  summarizes  information  about  common  stock  warrants  outstanding  at  December  31,

2011.

Outstanding

Exercisable

Weighted

Average

Weighted

Weighted

Remaining

Average

Average

Exercise Price

Number

Contractual

Exercise

Number

Exercise

Range

Outstanding

Life (Years)

Price

Exercisable

Price

$0.06

682,430

2.7

$0.06

682,430

$0.06

$0.005

6,824,300

9.7

$0.005

6,824,300

$0.005

$0.005 - .06

7,506,730

9.1

$0.01

7,506,730

$0.01

PARK VIDA GROUP, INC.

(A Development Stage Company)

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 11 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, payables, and a note payable. The carrying amount of these items approximates fair value because of their short-term nature.

Note 12 – Commitments

During December 2010, the Company entered into a consultancy services agreement with Select Contracts,

which will provide the following services: concept, project, and construction design, development, and management services, including architectural plans and specifications, up through the planned resort’s soft opening.  The agreement stipulates different phases.  If all phases are executed, the Company is committed to paying fees of approximately $1,162,000.  As of December 31, 2011, the Company had paid fees of

$125,000.

During 2011, the Company entered into three separate consultancy services agreements with Modularis.

Per the agreements, the Company paid approximately $83,000 thus far during 2011, and will pay approximately $126,000 more as committed pursuant to these agreements (see Note 13).

Note 13 – Subsequent Events

The Company evaluated its December 31, 2011 financial statements for subsequent events through the date the financial statements were issued. Except for the events discussed below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

The Company entered into three convertible promissory notes totaling $120,000 between January and

March 2012. The notes bear interest at 8%, are unsecured, are convertible into shares of the Company’s

$0.001 par value per share common stock at $0.07 per share, and have maturity dates between January and

March 2014.

The Company paid  approximately $67,000  between January and  April 2012 to  Modularis as  per the terms of its consultancy services agreements with the Company (see Note 12).

PARK VIDA GROUP, INC.

(A Development Stage Company)

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 14 – Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards

Update (ASU) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which will require disclosures for entities with financial instruments and derivatives that are either offset on the balance sheet in accordance with ASC 210-20-45 or ASC 815-10-45, or are subject to a master netting arrangement. ASU

No. 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The

Company is currently evaluating the impact of the adoption of ASU 2011-11 on its financial position,

results of operations, and disclosures.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, “Testing

Goodwill for Impairment”. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then there is no need to perform the two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements, as it is intended to simplify the assessment for goodwill impairment.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (as amended by ASU 2011-12). ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of

comprehensive income.   ASU 2011-05/12 does not change the items that must be reported in other

comprehensive income.   ASU 2011-05/12 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating the impact of the adoption of ASU 2011-05/12 on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value

Measurement and Disclosure Requirement in U.S. GAAP and  IFRSs”. ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications

of existing guidance or wording changes to align with IFRS 13.   ASU 2011-04 is effective on a prospective

basis for interim and annual periods beginning after December 15, 2011, with early adoption not

permitted.   In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable. The Company is currently evaluating the impact of the adoption of ASU 2011-04 on its financial position, results of operations, and disclosures.

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

15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2011.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording,

processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.  Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

•     lack of an audit committee due to a lack of a majority of outside directors, resulting in ineffective oversight in the monitoring of required internal controls over financial reporting;

•     inadequate segregation of duties consistent with control objectives since the responsibilities associated with the offices of chief executive officer, chief financial officer and principal accounting officer are assumed by one individual.

The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of December 31, 2011.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of an audit committee, the inadequate segregation of duties and the lack of a majority of outside directors  results in ineffective oversight in the monitoring of required internal controls over financial reporting,  which weaknesses could result in a material misstatement in our financial statements in future periods.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and enhance our internal controls over financial reporting, the Company plans to initiate, the following measures:

•     segregate the duties of chief executive officer and chief financial officer/principal accounting officer consistent with our control objectives; and

•     appoint outside directors to our board in order to form an audit committee that will undertake oversight in monitoring of required internal controls over financial reporting such as reviewing estimates and assumptions made by management.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the

Company:

Name

Age

Position(s) and Office(s)

Ruairidh Campbell

48

chief executive officer, chief financial officer and director

Ruairidh Campbell was appointed as officer and  director of the Company on December 10, 1999. He estimates that he spends approximately 20 percent of his time, approximately 10 hours per week, on the

Company’s business.  He also has significant responsibilities with other companies, as detailed in the following paragraph.

Business Experience:

Mr. Campbell has been advising early-stage businesses for over 15 years in the public and private sectors. Services range from investment banking to managerial duties that include working with government regulators, business organizations, auditors, accountants, attorneys and quasi-public governing bodies responsible for everything from public health to public quotation. He formed Orsa &

Company in 2001, a private company dedicated to providing these services and also serves as an officer and director of another public company.

Officer and Director Responsibilities and Qualifications:

Mr. Campbell is responsible for the overall management of the Company and is involved in many of its day-to-day operations, finance and administration.

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris Doctorate.

Other Public Company Directorships in the Last Five Years:

Over the past five years he has been an officer and director of one other public company: Allied Resources

Inc., an oil and gas production company from June 1998 to present (chief executive officer, chief financial officer, director).

Term of Office

The Company’s directors are appointed for a one (1) year term to hold office until the next annual shareholders meeting or until removed from office in accordance with the Company’s bylaws. The

Company’s executive officers are appointed by the board of directors and hold office until removed by the board.

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of the Company’s sole director, or persons nominated to become directors or executive officers.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of one entity which, during the period ended December 31, 2011, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

•     Park Capital Management, Inc. failed to timely file either a Form 3 or Form 5 in connection with its acquisition of 15,282,120 shares of the Company’s common stock and 6,824,300 of the Company’s share purchase warrants in connection with the sale of JBP.

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

Executive compensation for the periods ended  December 31, 2011, and December 31, 2010 to our chief executive officer were $12,000 and $12,000 respectively. Compensation disclosure includes a consulting fee of $12,000 per annum and amounts paid or accrued to a related company for services rendered totaling

$31,279 and $22,238 for the years ended December 31, 2011 and 2010, respectively. The increase in executive compensation for services rendered in the current annual period over the prior annual period can be attributed to an increase in those amounts accrued to the related company over the current period in connection with the documentation required by the acquisition of JBP. Additional compensation in the prior period of $55,907 was paid to our chief executive and his consulting company in shares of  common stock valued at $0.05 a share in settlement of amounts due over prior periods that were accrued and unpaid.

Executive compensation is expected to expand in future periods to include salaries, stock awards and stock options in the event the Company is successful in the development of ParkVida.

Table

The following table provides summary information for 2011 and  2010 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table

Name and

Year

Salary

Bonus

Stock

Option

Non-Equity

Change in

All Other

Total

Principal

($)

($)

Awards

Awards      Incentive Plan     Pension Value

Compensation

($)

Position

($)

($)

Compensation

and

($)

($)

Nonqualified

Deferred

Compensation

($)

Ruairidh

2011

12,000

-

-

-

-

-

31,279*

43,279

Campbell

2010

12,000

-

-

-

-

-

78,235**

90,235

CEO, CFO,

PAO, and

director

*

Amounts paid or accrued to a related company during the annual period.

**

Amounts paid or accrued to a related company of $22,238 during the annual period and amounts paid or accrued to Mr.

Campbell and a related company of $55,907 for amounts accrued over prior periods all paid in common shares.

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

ITEM 12.

SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the stock of the

Company as of May 16, 2012, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

Title of Class

Names and Addresses of Directors,

Number of Shares

Percent of Class

Officers and Beneficial Owners

Ruairidh Campbell

Common Stock

600 Westwood Terrace

1,778,140*

4.4%

Austin, Texas 78746

Common

All Executive Officers and Directors

Stock

as a Group (1)

1,778,140

4.4%

Park Management  Group, Inc.

2398 Scarth Street, Regina,

15,282,120**

37.7%

Saskatchewan, Canada S4P 2J7

Dwayne Walbaum

Common Stock

340 6th Avenue East, Regina,

10,534,527

26.0%

Saskatchewan, Canada S4N 5A4

Owen Walbaum

Common Stock

23 Turner Crescent, Regina,

3,817,858

9.4%

Saskatchewan, Canada S4N 4P7

Total

31,412,645

77.5%

*     Mr. Campbell holds 438,140 shares of the Company’s common stock in a related entity.

**   Park Management Group, Inc.  holds 6,824,300 share purchase warrants  with an  exercise price of $0.005.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse,

parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except the following consulting agreement,

for the rendition of consulting services:

•     Ruairidh Campbell, sole executive officer and director has entered into a consulting arrangement on a month to month basis that provides for a monthly fee of $1,000.

•     Ruairidh Campbell, sole executive officer and director has caused the Company to enter into a consulting arrangement with a related company for services rendered in connection with the preparation of documentation that is invoiced as completed. The Company paid the related company a total of $24,858 and accrued a total amount due of  $8,956 as of December 31, 2011.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Pritchett, Siler & Hardy, P.C. (“Pritchett”) provided audit services to the Company in connection with its annual report and review of quarterly filings during the fiscal years ended  December 31, 2011 and 2010.

The aggregate fees billed by Pritchett for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements were $28,853and $14,930, respectively.

Audit Related Fees

Pritchett billed to the Company no fees in 2011 and 2010 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees”

above.

Tax Fees

Pritchett billed to the Company no fees in 2011 and 2010 for professional services rendered  in connection with the preparation of the Company’s tax returns.

All Other Fees

Pritchett billed to the Company no fees in 2011 and 2010 for other professional services rendered or any other services not disclosed above.

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

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-17, and are included as part of this Form 10-K:

Consolidated financial Statements of the Company for the years ended December 31,  2011 and 2010:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to  Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 42 of this Form 10-K, and are incorporated herein by this reference.

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

May 16, 2012

By: Ruairidh Campbell

Its: Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Ruairidh Campbell

May 16, 2012

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